Form 10-Q
period 1996-06-30
MCMORAN OIL & GAS CO /DE/
filed 1996-08-09
CIK 921941

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                              FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

                 For the Quarter Ended June 30, 1996

                   Commission File Number: 0-23870

                        McMoRan Oil & Gas Co.

          Incorporated in Delaware                72_1266477
                                                (IRS Employer
                                             Identification No.)

          1615 Poydras Street, New Orleans, Louisiana 70112

 Registrant's telephone number, including area code:  (504) 582-4000

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
         ---

On June 30, 1996, there were issued and outstanding 13,881,188 shares of the registrant's Common Stock, par value $0.01 per share.



                        MCMORAN OIL & GAS CO.
                          TABLE OF CONTENTS

                                                      Page
  Part I.  Financial Information

    Financial Statements:

      Condensed Balance Sheets                         3

      Statements of Operations                         4

      Statements of Cash Flow                          5

      Notes to Financial Statements                    6

      Remarks                                          6

    Management's Discussion and Analysis
      of Financial Condition and Results of Operations 7

  Part II.  Other Information                          9

    Signature                                          10

  Exhibit Index                                        E-1




                        McMoRan Oil & Gas Co.

                    Part I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.

                        MCMORAN OIL & GAS CO.
                       CONDENSED BALANCE SHEETS
                             (Unaudited)

                                           June 30,    December 31,
                                             1996          1995
                                          ----------    ----------
                                                (In Thousands)
ASSETS
Cash and short-term investments           $    3,829    $   10,323
Accounts receivable and other                  4,012         1,432
                                          ----------    ----------
  Total current assets                         7,841        11,755
Oil and gas properties, net                   14,125         9,878
                                          ----------    ----------
Total assets                              $   21,966    $   21,633
                                          ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities  $    5,473    $    3,498
Production loan                                2,000           530
Other liabilities                                441             -
Stockholders' equity                          14,052        17,605
                                          ----------    ----------
Total liabilities and
 stockholders' equity                     $   21,966    $   21,633
                                          ==========    ==========


The accompanying notes are an integral part of these financial statements.



                        MCMORAN OIL & GAS CO.
                       STATEMENTS OF OPERATIONS
                             (Unaudited)

                                Three Months                 Six Months
                               Ended June 30,               Ended June 30,
                          ------------------------    ------------------------
                             1996          1995          1996          1995
                          ----------    ----------    ----------    ----------
                                (In Thousands, Except Per Share Amounts)
Revenues:
Oil and gas sales         $      540    $    1,351    $    1,204    $    1,406
Management fees                  409             -           818             -
                          ----------    ----------    ----------    ----------
  Total revenues                 949         1,351         2,022         1,406
                          ----------    ----------    ----------    ----------
Costs and expenses:
Production and delivery,
 including depreciation
 and amortization                404         1,050           802         1,089
Exploration expenses            (604)        5,370         3,871         7,959
General and
 administrative expenses         731         1,065         1,384         2,543
                          ----------    ----------    ----------    ----------
  Total costs and
   expenses                      531         7,485         6,057        11,591
                          ----------    ----------    ----------    ----------
Operating income (loss)          418        (6,134)       (4,035)      (10,185)
Interest expense                  (7)            -            (7)            -
Other income
 (expense), net                  114          (117)          237           170
                          ----------    ----------    ----------    ----------
Net income (loss)         $      525    $   (6,251)   $   (3,805)   $  (10,015)
                          ==========    ==========    ==========    ==========

Net income (loss)
 per share                     $0.04         $(.45)       $(0.27)        $(.73)
                               =====         =====        ======         =====

Average shares
 outstanding                  13,867        13,770        13,847        13,770
                              ======        ======        ======        ======


The accompanying notes are an integral part of these financial statements.


                        MCMORAN OIL & GAS CO.
                       STATEMENTS OF CASH FLOW
                             (Unaudited)

                                                Six Months
                                               Ended June 30,
                                          ------------------------
                                             1996            1995
                                          ----------    ----------
                                                (In Thousands)
Cash flow from operating activities:
Net loss                                  $   (3,805)   $  (10,015)
Adjustments to reconcile net loss to net
 cash provided by (used in) operating
 activities:
  Depreciation and amortization                  343           817
  Exploration expenses                         3,871         7,959
  (Increase) decrease in working capital
   and other                                     766        (2,283)
                                          ----------    ----------
Net cash provided by (used in) operating
 activities                                    1,175        (3,522)
                                          ----------    ----------
Cash flow from investing activities:
Exploration and development expenditures     (11,105)      (12,769)
Proceeds from sale of oil and gas
 interests                                     2,059             -
                                          ----------    ----------
Net cash used in investing activities         (9,046)      (12,769)
                                          ----------    ----------
Cash flow from financing activities:
Borrowings under  production loan, net         1,377             -
                                          ----------    ----------
Net cash provided by financing activities      1,377             -
                                          ----------    ----------
Net decrease in cash and short-term
 investments                                  (6,494)      (16,291)
Cash and short-term investments at
 beginning of year                            10,323        17,331
                                          ----------    ----------
Cash and short-term investments at
 end of period                            $    3,829    $    1,040
                                          ==========    ==========

The accompanying notes are an integral part of these financial statements.



                        McMoRan Oil & Gas Co.

                    NOTES TO FINANCIAL STATEMENTS

1.   SALE OF OIL AND GAS LEASEHOLD INTEREST
In June 1996, McMoRan Oil & Gas Co. (MOXY) sold one-half of its 50 percent leasehold interest in a joint venture with Phillips Petroleum Company, respecting a 35,000 acre exploration area in south Louisiana, to Freeport-McMoRan Resource Partners, Limited Partnership (FRP), an affiliate of MOXY, for $2.1 million. This amount represented the reimbursement for certain costs previously incurred by MOXY in connection with this project area and was recorded as a reduction to exploration expenses. MOXY sold the interest to FRP on the same proportionate basis as the Phillips Petroleum acquisition of its interest in 1995.

                         ____________________

                               Remarks

The information furnished herein should be read in conjunction with MOXY's financial statements contained in its 1995 Annual Report to stockholders included in its Annual Report on Form 10-K.

The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the periods. All such adjustments are, in the opinion of management, of a normal recurring nature.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OPERATIONAL ACTIVITIES
During the second quarter of 1996, McMoRan Oil & Gas Co. (MOXY) had significant activity within its exploration and development program with MCN Corporation (MCN), as follows:

* Daily gross production at the Vermilion Block 160 field averaged approximately 15.2 million cubic feet of natural gas and 750 barrels of condensate during the quarter. MOXY plans to drill an additional development well on this property in the second half of 1996.

* Exploratory wells discovered natural gas on West Cameron Block 503, West Cameron Block 616 and Grand Isle Block 65. Drilling results at these sites are currently being evaluated and further drilling is anticipated to delineate the size of these discoveries.

* At a recent lease sale, MOXY was high bidder on and was awarded four offshore lease blocks.

* Installation of the platforms and facilities at the Vermilion Block 410 field is anticipated to begin in the third quarter and commencement of production is scheduled for late 1996. The Galveston Block 211 field, discovered in the first quarter of 1996, is scheduled to begin production in the second half of 1996.

     During the quarter, MOXY sold one-half of its 50 percent leasehold interest in a joint venture with Phillips Petroleum Company (Phillips) respecting a 35,000 acre exploration area in south Louisiana. MOXY was paid $2.1 million by Freeport-McMoRan Resource Partners, Limited Partnership (FRP) for certain costs previously incurred. FRP acquired its interest on the same proportionate basis as Phillips Petroleum in 1995. MOXY has identified two high-potential, high-risk prospects on this project area - North Bay Junop and East Fiddler's Lake. Exploratory drilling began at East Fiddler's Lake in July. Evaluation of the North Bay Junop prospect continues, with drilling anticipated to commence in late 1996. Interpretation of the results of a 3-D seismic survey, which was performed on the project area, has identified additional leads that may develop into potential prospects which could be drilled in 1997.

     MOXY also continues to analyze seismic data that may lead to farmout opportunities on the 1.7 million acre concession area in Indonesia, where previous drilling results have not discovered hydrocarbons in commercial quantities.

RESULTS OF OPERATIONS
MOXY reported net income of $0.5 million ($0.04 per share) for the second quarter of 1996 compared with a net loss of $6.3 million ($0.45 per share) for the 1995 period. For the six-month periods of 1996 and 1995, MOXY recognized a net loss of $3.8 million ($0.27 per share) and $10.0 million ($0.73 per share), respectively. MOXY's revenues currently consist of amounts received from its interest in the Vermilion Block 160 field, its sole producing property, and from administrative fees earned on the MOXY/MCN program. MOXY's revenue level will benefit from the two fields scheduled to commence production in late 1996, discussed above.

     Second-quarter 1996 exploration expenses totaled negative $0.6 million, as $2.1 million reduction of expense related to the reimbursement of prior costs in the North Bay Junop/East Fiddler's Lake sale (Note 1) was offset by $1.5 million in geological and geophysical costs. Second-quarter 1995 exploration expenses totaled $5.4 million and primarily consisted of geological and geophysical costs. Exploration expenses for the first six months of 1996 totaled $3.9 million, consisting of $3.0 million in exploratory drilling and leasehold costs and $3.0 million in geological and geophysical costs, offset by the $2.1 million reimbursement. Exploration expenses for the six-month 1995 period were $8.0 million, primarily comprised of $6.9 million in geological and geophysical costs.

     General and administrative expenses totaled $0.7 million and $1.4 million for the second-quarter and six-month 1996 periods, respectively, compared with $1.1 million and $2.5 million for the 1995 periods. The reduction resulted from steps taken in the third quarter of 1995 to reduce costs.

     As a result of anticipated future exploration expenditures, MOXY expects to report losses for at least the near future.

CAPITAL RESOURCES AND LIQUIDITY
In June 1995, MOXY entered into a joint venture with Phillips, equally owned by each company, to explore 35,000 acres in south Louisiana. As discussed above, during the current quarter MOXY sold one-half of its remaining leasehold interest in this area. In September 1995, MOXY also entered into an agreement with MCN for MOXY to be the operator of a $65 million exploration and development program in the offshore Gulf of Mexico area. Revenues and costs under this program are shared 40 percent by MOXY and 60 percent by MCN. MCN is funding its 60 percent share of the expenditures and will loan funds for MOXY's 40 percent share. At June 30, 1996, MOXY had $2.0 million of borrowings outstanding from MCN, with an additional $12.4 million of borrowings available from MCN for past expenditures. MOXY's share of net revenues from the program properties, which include the Vermilion Block 160, Vermilion Block 410 and Galveston Block 211 fields, is dedicated to repay outstanding loans.

     These agreements resulted in MOXY receiving a significant inflow of funds, as well as achieving important reductions to its future capital commitments, which enabled MOXY to secure funding for its currently planned exploration and development activities through at least mid-1997. These agreements also enable MOXY to assess additional prospects, thereby increasing its opportunities for success. Management believes the opportunities for MOXY to discover meaningful oil and gas reserves are significant. However, MOXY's future viability depends on a number of factors, primarily the success of its exploration and development activities, the production of its proved reserves and the prices of oil and gas, none of which can be assured because of the uncertainties and risks inherent in oil and gas operations. MOXY's ability to continue its operations beyond the funding provided by the MCN program and its current working capital is dependent on achieving success in its operations and securing future funding. The availability or structure of future funding to continue MOXY's exploration and development activities beyond those now committed cannot be predicted and in large part will be effected by MOXY's exploration success in the immediate future. No payment of dividends to MOXY shareholders is presently contemplated.

     MOXY incurred $11.1 million of cash exploration and development expenditures during the first six months of 1996, principally consisting of $2.1 million for development at Vermilion Block 410, $2.9 million for capitalized drilling costs, a total of $2.3 million in expensed drilling and leasehold costs and $3.8 million of geological and geophysical costs. MOXY has committed expenditures of approximately $5.0 million for the remainder of 1996, although MOXY's exploration and development activities could result in additional expenditures.

                      _________________________

The results of operations reported and summarized above are not necessarily indicative of future operating results.



                      PART II--OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.

     (a) The Annual Meeting of Stockholders of the registrant was held on May 2, 1996 (the Annual Meeting). Proxies for the Annual
Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

     (b) At the Annual Meeting each of Richard C. Adkerson, Robert W. Bruce III, Robert A. Day and Bobby Lee Lackey was elected to serve until the 1999 annual meeting of stockholders. In addition to the directors elected at the Annual Meeting, the terms of following directors continued after the Annual Meeting: Thomas B. Coleman, William B. Harrison, Jr., Rene L. Latiolais, Gabrielle K. McDonald, James R. Moffett, George Putnam, B. M. Rankin, Jr., J. Taylor Wharton and Ward W. Woods, Jr. Subsequent to the Annual Meeting, Mr. Woods resigned.

     (c) At the Annual Meeting the stockholders voted to elect four directors. Set forth below is the name of each nominee and the number of shares voted for and withheld from each such nominee. There were no abstentions or broker non-votes with respect to the election of directors.

Name                        For             Withheld
- -------------------      ----------         --------
Richard C. Adkerson      12,799,699          74,068
Robert W. Bruce III      12,803,327          70,440
Robert A. Day            12,798,841          74,926
Bobby Lee Lackey         12,793,050          80,717

          At the Annual Meeting the stockholders also voted on and approved a proposal to ratify the appointment of Arthur Andersen LLP as the independent auditors to audit the financial statements of the registrant and its subsidiaries for the year 1996. Holders of 12,795,924 shares voted for, holders of 33,228 shares voted against and holders of 44,615 shares abstained from voting on, such proposal. There were no broker non-votes with respect to such proposal.

Item 6.   Exhibits and Reports on From 8-K.

(a) The exhibits to this report are listed in the Exhibit Index appearing on page E-1 hereof.

(b) No reports on Form 8-K were filed by the registrant during the quarter for which this report is filed.



                        McMoRan Oil & Gas Co.

                              SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   McMoRan Oil & Gas Co.



                                   By: /s/William J. Blackwell
                                   ---------------------------
                                       William J. Blackwell
                                            Controller
                                    (authorized signatory and
                                   Principal Accounting Officer)

Date: August 8, 1996



                        McMoRan OIL & GAS CO.

                            EXHIBIT INDEX
                            --------------

                                                       Sequentially
                                                         Numbered
Number              Description                            Page
- ------              -----------                            ----
10.1         Exploration Agreement effective
             July 1, 1996, between MOXY and
             Freeport-McMoRan Resource Partners,
             Limited Partnership

27.1   Financial Data Schedule