Form 10-Q
period 1996-09-30
MCMORAN OIL & GAS CO /DE/
filed 1996-11-12
CIK 921941

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                              FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

               For the Quarter Ended September 30, 1996

                   Commission File Number: 0-23870

                        McMoRan Oil & Gas Co.

      Incorporated in Delaware               72-1266477
                               (IRS Employer Identification No.)

          1615 Poydras Street, New Orleans, Louisiana 70112

 Registrant's telephone number, including area code:  (504) 582-4000

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
         ---

On September 30, 1996, there were issued and outstanding 13,936,815 shares of the registrant's Common Stock, par value $0.01 per share.

                        MCMORAN OIL & GAS CO.
                          TABLE OF CONTENTS


                                                Page
  Part I.  Financial Information

    Financial Statements:

      Condensed Balance Sheets                   3

      Statements of Operations                   4

      Statements of Cash Flow                    5

      Notes to Financial Statements              6

      Remarks                                    6

    Report of Independent Public Accountants     7

    Management's Discussion and Analysis
      of Financial Condition and
      Results of Operations                      8

  Part II.  Other Information                    10

    Signature                                    11

  Exhibit Index                                  E-1

                        McMoRan Oil & Gas Co.
                    Part I.  FINANCIAL INFORMATION



Item 1.   Financial Statements.


                        MCMORAN OIL & GAS CO.
                       CONDENSED BALANCE SHEETS
                             (Unaudited)

                                    September 30,  December 31,
                                        1996          1995
                                    -------------  ------------
                                          (In Thousands)
ASSETS
Cash and short-term investments      $    7,757    $   10,323
Accounts receivable and other             2,770         1,432
                                     ----------    ----------
  Total current assets                   10,527        11,755
Oil and gas properties, net              17,482         9,878
                                     ----------    ----------
Total assets                         $   28,009    $   21,633
                                     ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued
 liabilities                         $    6,530    $    3,405
Current portion of production loan          341            93
                                     ----------    ----------
  Total current liabilities               6,871         3,498
Production loan, less current
 portion                                  8,566           530
Other liabilities                           543             -
Stockholders' equity                     12,029        17,605
                                     ----------    ----------
Total liabilities and
 stockholders' equity                $   28,009    $   21,633
                                     ==========    ==========

The accompanying notes are an integral part of these financial statements.

                        MCMORAN OIL & GAS CO.
                       STATEMENTS OF OPERATIONS
                             (Unaudited)
                  Three Months                   Nine Months
               Ended September 30,           Ended September 30,
             ------------------------    -------------------------
                1996          1995          1996          1995
             ----------    ----------    ----------     ----------
                   (In Thousands, Except Per Share Amounts)
Revenues:
Oil and
 gas sales   $      510    $      893    $    1,714      $    2,300
Management
 fees               409           136         1,227             136
             ----------    ----------    ----------      ----------
  Total
   revenues         919         1,029         2,941           2,436
             ----------    ----------    ----------      ----------
Costs and expenses:
Production
 and delivery,
 including
 depreciation and
 amortization       313           797         1,115           2,205
Exploration
 expenses         2,004         1,637         5,875           9,656
General and
 administrative
 expenses           689         1,034         2,073           3,199
             ----------    ----------    ----------      ----------
  Total costs
   and expenses   3,006         3,468         9,063          15,060
             ----------    ----------    ----------      ----------
Operating
 loss            (2,087)       (2,439)       (6,122)        (12,624)
Interest
 expense           (127)            -          (134)              -
Other income
 (expense), net      66          (182)          303             (12)
             ----------    ----------    ----------      ----------
Net loss     $   (2,148)   $   (2,621)   $   (5,953)     $  (12,636)
             ==========    ==========    ==========      ==========
Net loss
 per share        $(.15)        $(.19)        $(.43)          $(.92)
                  =====         =====         =====           =====
Average shares
 outstanding     13,918        13,770        13,873          13,770
                 ======        ======        ======          ======

The accompanying notes are an integral part of these financial statements.

                        MCMORAN OIL & GAS CO.
                       STATEMENTS OF CASH FLOW
                             (Unaudited)

                                           Nine Months
                                        Ended September 30,
                                     ------------------------
                                        1996         1995
                                     ----------    ----------
                                           (In Thousands)
Cash flow from operating activities:
Net loss                             $   (5,953)   $  (12,636)
Adjustments to reconcile net loss to
 net cash provided by (used in)
 operating activities:
  Depreciation and amortization             505         1,371
  Exploration expenses                    5,875         9,656
  Decrease in working capital             4,635         1,185
                                     ----------    ----------
Net cash provided by (used in)
 operating activities                     5,062          (424)
                                     ----------    ----------
Cash flow from investing activities:
Exploration and development
 expenditures                           (17,971)      (19,007)
Proceeds from joint venture
 arrangements                                 -        14,472
Proceeds from sale of oil and
 gas interests                            2,059             -
                                     ----------    ----------
Net cash used in investing
 activities                             (15,912)       (4,535)
                                     ----------    ----------
Cash flow from financing activities:
Borrowings under  production loan         8,907           750
Repayments under production loan           (623)            -
                                     ----------    ----------
Net cash provided by financing
 activities                               8,284           750
                                     ----------    ----------
Net decrease in cash and
 short-term investments                  (2,566)       (4,209)
Cash and short-term investments
 at beginning of year                    10,323        17,331
                                     ----------    ----------
Cash and short-term investments
 at end of period                    $    7,757    $   13,122
                                     ==========    ==========

The accompanying notes are an integral part of these financial statements.

                        McMoRan Oil & Gas Co.
                    NOTES TO FINANCIAL STATEMENTS



1.   SALE OF OIL AND GAS LEASEHOLD INTEREST
In June 1996, McMoRan Oil & Gas Co. (MOXY) sold one-half of its 50 percent leasehold interest in a joint venture with Phillips Petroleum Company, involving a 35,000 acre exploration area in South Louisiana, to Freeport-McMoRan Resource Partners, Limited Partnership (FRP), an affiliate of MOXY, for $2.1 million. This amount represented the reimbursement for certain costs previously incurred by MOXY in connection with this project area and was recorded as a reduction to exploration expenses. MOXY sold the interest to FRP on the same proportionate basis as the sale of an interest to Phillips Petroleum in 1995.

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

               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors of
McMoRan Oil & Gas Co.

We have reviewed the accompanying condensed balance sheet of McMoRan Oil & Gas Co. a (Delaware corporation) as of September 30, 1996, and the related statements of operations for the three-month and nine-month periods ended September 30, 1996 and 1995, and the statement of cash flow for the nine-month periods ended September 30, 1996 and 1995. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of McMoRan Oil & Gas Co. as of December 31, 1995 (not presented herein), and, in our report dated January 23, 1996, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1995, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.





                                   ARTHUR ANDERSEN LLP



New Orleans, Louisiana
October 22, 1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.



OPERATIONAL ACTIVITIES
During the third quarter of 1996, McMoRan Oil & Gas Co. (MOXY) had the following activity within its exploration and development program with MCN Corporation (MCN):

*    Daily gross production at the Vermilion Block 160 field averaged
14.9 million cubic feet of natural gas and 636 barrels of condensate. MOXY plans to drill an additional development well on this property by the end of 1996. The MOXY/MCN program has a 28 percent net revenue interest in this field.

* Installation of the platforms and facilities at the Vermilion Block 410 field began during the quarter and commencement of production is anticipated for early 1997 at a rate of 100 million cubic feet of gas per day. The MOXY/MCN program has a 28 percent net revenue interest in this field.

* Additional exploratory drilling is anticipated before the end of the year at West Cameron Block 616, where earlier in 1996 MOXY drilled a discovery well which encountered several gas bearing zones.
Drilling is also planned on the adjacent West Cameron Block 617 lease after the completion of a 3-D seismic survey on both blocks during the first quarter of 1997.

* The Galveston Block 211 field, discovered in early 1996, was completed during October and production levels are currently being tested. Initial production rates have been disappointing; production logs will be run for evaluation purposes and in the event the results are negative, it is likely that MOXY will recognize an approximate
$1.3 million charge during the fourth quarter.

     At MOXY's 25 percent owned exploration joint venture covering 35,000 acres in South Louisiana (Note 1), activity during the current quarter was as follows:

* MOXY completed its first exploratory well at the East Fiddler's Lake prospect. Although the well was unsuccessful in discovering commercial hydrocarbons, the geological data from this well will assist future drilling activity in the project area.

* Drilling operations began on the North Bay Junop prospect during the fourth quarter.

* Interpretation of the 3-D seismic survey performed over the project area continues. Additional leads have been identified which may develop into potential prospects that could be drilled in the future.

     During the third quarter of 1996, MOXY relinquished its interest in the Tungkal prospect, a 1.7 million acre concession area in Indonesia where previous drilling results had not discovered hydrocarbons in commercial quantities.

RESULTS OF OPERATIONS
MOXY reported a net loss of $2.1 million ($0.15 per share) for the third quarter of 1996 compared with a net loss of $2.6 million ($0.19 per share) for the 1995 period. For the nine-month periods of 1996 and 1995, MOXY recognized a net loss of $6.0 million ($0.43 per share) and $12.6 million ($0.92 per share), respectively. MOXY's 1996 revenues consist of its 40 percent share of the MOXY/MCN program's interest in the Vermilion Block 160 field production and from administrative fees earned on the MOXY/MCN program. Prior to the formation of the MOXY/MCN program in September 1995, MOXY reflected 100 percent of its share of production from Vermilion Block 160. The commencement of production at the Vermilion Block 410 field, discussed above, will benefit MOXY's operating levels.

     Exploration expenses consisted of the following:

                      Third Quarter      Nine Months
                     ---------------   ---------------
                      1996     1995     1996     1995
                     ------   ------   ------   ------
                               (In Millions)
Geological and
 geophysical         $ 1.5    $ 1.6    $ 2.4    $ 8.5
Exploratory drilling
 and leasehold costs   0.5        -      3.5      1.2
                     -----    -----    -----    -----
                     $ 2.0    $ 1.6    $ 5.9    $ 9.7
                     =====    =====    =====    =====

     Exploration expense for the nine-month 1996 period includes a reduction of $2.1 million resulting from the reimbursement of previously expensed costs in connection with the sale of an interest in MOXY's North Bay Junop/East Fiddler's Lake project area. As a result of this sale, the East Fiddler's Lake well did not require a third-quarter charge to earnings (a $0.3 million fourth-quarter charge will be recognized). Additionally, the North Bay Junop well is anticipated to result in MOXY incurring no exploration costs.

     General and administrative expenses totaled $0.7 million and $2.1 million for the third-quarter and nine-month 1996 periods, respectively, compared with $1.0 million and $3.2 million for the 1995 periods. The decline resulted from steps taken in the third quarter of 1995 to reduce costs.

     As a result of anticipated future exploration expenditures, MOXY expects to continue to report losses for at least the near future.

CAPITAL RESOURCES AND LIQUIDITY
In June 1995, MOXY entered into a joint venture with Phillips Petroleum Company (Phillips), equally owned by each company, to explore 35,000 acres in South Louisiana. During the second quarter of 1996, MOXY sold one-half of its 50 percent leasehold interest in this area (Note 1). In September 1995, MOXY also entered into an agreement with MCN for MOXY to be the operator of a $65 million exploration and development program in the offshore Gulf of Mexico area. Revenues and costs under this program are shared 40 percent by MOXY and 60 percent by MCN. MCN is funding its 60 percent share of the expenditures and is loaning funds for MOXY's 40 percent share. At September 30, 1996, MOXY had $8.9 million of borrowings outstanding from MCN, with an additional $9.1 million of borrowings available from MCN for past expenditures. MOXY's share of net revenues from the program properties, which include the Vermilion Block 160, Vermilion Block 410 and Galveston Block 211 fields, is dedicated to repay outstanding loans.

     These agreements resulted in MOXY receiving a significant inflow of funds, as well as achieving important reductions to its future capital commitments, which enabled MOXY to secure funding for its currently planned exploration and development activities. These agreements also enable MOXY to assess additional prospects, thereby increasing its opportunities for success. Management believes the opportunities for MOXY to discover meaningful oil and gas reserves are significant. However, MOXY's future viability depends on a number of factors, primarily the success of its exploration and development activities, the production of its proved reserves and the prices of oil and gas, none of which can be assured because of the uncertainties and risks inherent in oil and gas operations. MOXY's ability to continue its operations beyond the funding provided by the MCN program, which will terminate during 1997 unless extended, and its present working capital is dependent on achieving success in its operations and securing future funding. No payment of dividends to MOXY shareholders is presently contemplated.

     Management is currently evaluating alternative future sources of funding, none of which can be considered assured, including the potential extension of the MOXY/MCN program, entering into one or more new exploration joint ventures and undertaking a business combination with another entity.

     MOXY incurred $18.0 million of cash exploration and development expenditures during the first nine months of 1996, principally consisting of $4.1 million for development at Vermilion Block 410, $4.7 million for capitalized drilling costs, $3.5 million in expensed drilling and leasehold costs and $4.5 million of geological and geophysical costs. MOXY has committed expenditures of approximately $7.0 million for the remainder of 1996, although MOXY's exploration and development activities could result in additional expenditures.
                      _________________________

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



                                   McMoRan Oil & Gas Co.



                                   By:/s/William J. Blackwell
                                        ---------------------
                                          William J. Blackwell
                                               Controller
                                       (authorized signatory and
                                           Principal Accounting
                                                 Officer)

Date:  November 8, 1996

                           McMoRan OIL & GAS CO.

                               EXHIBIT INDEX
                               -------------


                                           Sequentially
                                             Numbered
Number        Description                       Page
------        -----------                       ----
27.1         Financial Data Schedule