Form 10-K
period 1996-12-31
MCMORAN OIL & GAS CO /DE/
filed 1997-03-26
CIK 921941

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                     Form 10-K

       [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1996
                                       or
       [  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ________________ to ________________

                     Commission file number 0-23870

                          McMoRan Oil & Gas Co.
         (Exact name of registrant as specified in its charter)

                 DELAWARE                                 72-1266477
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                 Identification No.)

           1615 Poydras Street
          New Orleans, Louisiana                            70112
 (Address of principal executive offices)                 (Zip Code)

   Registrant's telephone number, including area code: (504) 582-4000

      Securities registered pursuant to Section 12(b) of the  Act:

                                  None

      Securities registered pursuant to Section 12(g) of the  Act:

                              Common Stock
                    Preferred Stock Purchase Rights

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      Yes [X]        No [  ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The  aggregate  market   value   of   the  voting  stock  held  by
non-affiliates of the registrant was approximately  $49,350,000 on March
14, 1997.

      On March 14, 1997, there were issued and outstanding 14,025,390 shares of the registrant's Common Stock, par value $0.01 per share.

                      DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant's proxy statement to be filed with the Securities and Exchange Commission in connection with the registrant's 1997 annual meeting of stockholders are incorporated by reference into
Part III hereof.

                         McMoRan Oil & Gas Co.
                     Annual Report on Form 10-K for
                the Fiscal Year Ended December 31, 1996

                               TABLE OF CONTENTS
                                                                          Page

Part 1

Items 1. and 2. Business and Properties...................................  1
Item 3.  Legal Proceedings................................................ 12
Item 4.  Submission of Matters to a Vote of Security Holders.............. 12
         Executive Officers of the Registrant............................. 13

Part II

Item  5. Market for Registrant's Common Equity and Related Stockholder
         Matters.......................................................... 14
Item 6.  Selected Financial Data.......................................... 14
Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................ 14
Item 8.  Financial Statements and Supplementary Data...................... 18
Item 9.  Changes in and disagreements with Accountants on Accounting and
         Financial Disclosure............................................. 26

Part III

Item 10.  Directors and Executive Officers of the Registrant............... 26
Item 11.  Executive Compensation........................................... 26
Item 12.  Security Ownership of Certain Beneficial Owners and Management... 26
Item 13.  Certain Relationships and Related Transactions................... 26

Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.............................................................. 26

Signatures.................................................................S-1

Exhibit Index..............................................................E-1

                                    PART I

Items 1 and 2.  Business and Properties.

                                    OVERVIEW

      McMoRan Oil & Gas Co. (the "Company" or "MOXY") is an independent oil and gas company engaged in the exploration, development and production of oil and natural gas offshore in the Gulf of Mexico (the "Gulf") and onshore in the Gulf Coast area. The Company commenced operations in May 1994 following the distribution of all of the Company's common stock to the stockholders of Freeport-McMoRan Inc. ("FTX") in order to carry on substantially all of the oil and natural gas exploration activities previously conducted by FTX for its own account. Prior to distribution, FTX transferred to the Company $35.4 million in cash, an inventory of oil and gas exploration prospects and a significant amount of seismic and well log data. The Company and its predecessors have conducted exploration, development and production operations offshore in the Gulf and onshore in the Gulf Coast area for more than 25 years, which have provided the Company an extensive geological and geophysical database, and extensive technical and operational expertise in this area.

      The Company's business strategy is to increase its reserves and production through the exploration and development of oil and gas properties by concentrating its efforts in the Gulf and onshore Gulf Coast areas where the Company's management team has significant exploration experience. The Company evaluates substantially all of its exploratory prospects with 3-D seismic surveys prior to drilling. MOXY intends to continue to generate prospects and evaluate farm-in opportunities by using 3-D seismic data, state of the art technology and its geological and geophysical experience and expertise. MOXY will require substantial additional financing to continue its exploratory drilling and development program. See "Cautionary Statement," below.

      During 1995, the Company entered into a $65 million exploration and development program with affiliates of MCN Corporation ("MCN"), a natural gas holding company based in Detroit, Michigan (the "MOXY/MCN Program"). The Company also formed a joint venture with Phillips Petroleum Company ("Phillips") to explore the East Fiddler's Lake/North Bay Junop project area in Terrebonne Parish, Louisiana. The Company subsequently assigned a portion of its interest in the project area to Freeport-McMoRan Resource Partners, Limited Partnership ("FRP"), a publicly traded limited partnership of which FTX is general partner. See "Oil and Gas Properties" and "Exploration and Development Programs," below.

                             OIL AND GAS PROPERTIES

      As of March 1, 1997, the Company owned interests in 30 oil and gas leases in the Gulf and onshore Louisiana covering approximately 106,000 gross acres (approximately 29,000 net acres to the Company). The Company's exploratory drilling has established estimated proved reserves attributable to the Company's interest in its leases of approximately
16.1 billion cubic feet of gas and 168,000 barrels ("Bbls") of condensate as of December 31, 1996 based on a reserve report prepared by Crescent Technology, Inc. ("Crescent"), an engineering firm whose business activities principally involve services for MOXY, FRP and their affiliated companies.

Proved Properties

      Vermilion Block 160 Field Unit. Gross production from the field unit averaged 14.9 million cubic feet ("MMCF") of natural gas and 687 Bbls of condensate per day during 1996. The MOXY/MCN Program has a 40% working interest and an approximate 28% net revenue interest in the Vermilion Block 160 field unit which is located offshore Louisiana in approximately 90 feet of water. In March 1997, MOXY, as operator, completed drilling a development well that encountered 262 feet of net gas pay from eight sands. MOXY immediately began drilling an additional development well. Also, in 1996 MOXY completed a farm-in of the adjacent portion of Vermilion Block 159. This prospect is intended to be drilled at a location remote from the existing platform. The current working interest and the net revenue interest within the Vermilion Block 160 field unit are subject to re-determination subsequent to final development drilling. In Vermilion Block 160, outside the field unit area, the MOXY/MCN Program has a 53.3% working interest and an approximate 42.5% net revenue interest. Also, in Vermilion Block 143, outside the field unit area, the MOXY/MCN Program has a 26.67% working interest and an approximate 19% net revenue interest. The MOXY/MCN Program's interest in Vermilion Blocks 143 and 160, including the portion of its interest in the field unit resulting from these two blocks, is subject to a 30% net profits interest. The Vermilion Block 160 field unit is comprised of portions of four leases (Vermilion Blocks 143, 144, 159, and 160) totaling 5,625 acres. In addition, the MOXY/MCN Program owns interests in, or exploration rights to, an additional 9,375 acres in the four block area, including the farm-in of 3,125 acres on Vermilion Block 159.

      Vermilion Block 410 Field. The MOXY/MCN Program has a 37.5% working interest and 28% net revenue interest in the Vermilion Block 410 field which is located in 360 feet of water offshore Louisiana. Ashland Exploration, Inc., as operator, initiated production from four wells at one platform in late December 1996. Production from four wells at the second platform began in February 1997 and gross daily production from both platforms combined currently approximates 85 Mmcf of gas. The lease blocks cover a total of 11,015 acres.

Exploration Properties

      Grand Isle Block 65. The MOXY/MCN Program has a 37.5% working interest and 30.2% net revenue interest in Grand Isle Block 65, where Nippon Oil Exploration, the operator, has drilled and saved the #1 sidetrack discovery well. The well encountered two gas bearing zones with a total of 29 feet of net pay. Nippon Oil has obtained a suspension of production for the initial well. The MOXY/MCN Program acquired the adjacent Grand Isle Blocks 58 and 59 in the Central Gulf of Mexico lease sale in 1996. MOXY has received a new 3-D survey over a portion of the three blocks which may result in future exploratory drilling in the second half of 1997. The prospect is located 23 miles offshore Louisiana in a water depth of 135 feet and the blocks cover a total of 15,000 acres.

      West Cameron Block 616. The MOXY/MCN Program has a 50% working interest and 34.4% net revenue interest in West Cameron Block 616, where MOXY, as operator, drilled the #2 exploration well in June 1996 and discovered 190 feet of net gas pay in multiple sands. The well was saved for future development. A second exploratory well, the #3 well, is planned for mid-1997. MOXY also owns an interest in the adjacent West Cameron Block 617 lease where exploratory drilling is contemplated in 1997. The blocks cover a total of 10,000 acres and are located approximately 130 miles offshore Louisiana in 300 feet of water.

      West Cameron Block 503. The MOXY/MCN Program has a 100% working interest and 80% net revenue interest in West Cameron Block 503. MOXY, as operator, drilled the #1 exploratory well which discovered two gas reservoirs with 71 feet of net gas pay. The block is located 95 miles offshore Louisiana in a water depth of 150 feet and covers 5,000 acres. The MOXY/MCN Program has agreed, subject to certain conditions, to sell its interest in this block to a third party for $7.2 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein under Item 7.

      West Cameron Block 492. The MOXY/MCN Program acquired a 100% working interest and 80% net revenue interest in West Cameron Block 492 in the Central Gulf of Mexico lease sale in 1996. The block covers 5,000 acres and is located 90 miles offshore in 150 feet of water.

      Vermilion Block 391/392/408. The MOXY/MCN Program has a 30% working interest and 24.1% net revenue interest in Vermilion Blocks 392/408 and a 31.9% working interest and 25.7% net revenue interest in Vermilion Block 391. Ashland Exploration, Inc., as operator, drilled an unsuccessful exploratory well in the third quarter of 1996 on Vermilion Block 391. The MOXY/MCN Program acquired the Vermilion Block 392 lease in the Central Gulf of Mexico lease sale in 1996 and acquired the shallow rights on Vermilion Block 408 by trading the deep rights at Vermilion Block 392. Vermilion Blocks 391/392/408 cover a total of 15,000 acres and are located four miles from the Vermilion Block 410 field, which is approximately 115 miles offshore Louisiana, in approximately 360 feet of water.

      East Fiddler's Lake/North Bay Junop. MOXY has a 25% working interest and 18% net revenue interest in approximately 8,600 acres of leasehold in the East Fiddler's Lake/North Bay Junop prospect area in Terrebonne Parish, Louisiana, and owns a proprietary 3-D seismic data survey covering approximately 35,000 acres. MOXY also has an option on approximately 16,000 additional acres in the project area. Operations are being undertaken by a joint venture owned 50% by Phillips (operator), 25% by FRP and 25% by MOXY. The first exploratory well at East Fiddler's Lake was drilled to 19,177 feet in the third quarter of 1996. Although the well was unsuccessful in discovering commercial hydrocarbons, the geological data from this well is assisting drilling activity in the prospect area. During the fourth quarter of 1996, the North Bay Junop well was spudded and the well is drilling to its targeted total depth of 19,500 feet. Additional leads in the project area have identified other potential prospects.

      Lease Sale. MOXY was high bidder on seven tracts at the Central Gulf of Mexico lease sale held in March 1997 for high bids totaling $5.5 million. MOXY has entered into an agreement with FRP whereby FRP will bear 60% of the acquisition and exploration costs and acquire a 50% working interest in these leases.

Oil and Gas Reserves

      Estimates of the Company's total proved developed and proved undeveloped reserves of oil and gas as of December 31, 1996 by Crescent were as follows:

                   Gas(Mmcf)                          Oil(Bbls)
       ________________________________     ______________________________
         Proved              Proved           Proved             Proved
       Developed          Undeveloped       Developed         Undeveloped
       _________          ___________       _________         ___________

         7,530               8,524            58,000            110,000

      The Company's wells at the Vermilion Block 160 field unit and Vermilion Block 410 field have limited production history. Estimates of proved undeveloped reserves that may be developed and produced in the future are based upon volumetric calculations and upon analogy to similar types of reserves rather than upon actual production history. Estimates based on these methods are generally less reliable than those based on actual production history. Subsequent evaluation of the same reserves based upon production history will result in variations, which may be substantial, in the estimated reserves. Further, the Company's proved undeveloped reserves will require additional capital to develop and produce. See "Cautionary Statement," below, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein under Item 7.

      The following table sets forth as of December 31, 1996, the estimated future net cash flows before income taxes and the present value of estimated future net cash flows before income taxes, discounted at 10% per annum, from the production and sale of the proved developed and undeveloped reserves attributable to the Company's interest in gas and oil properties as of such date, as determined by Crescent.

                                      Proved        Proved     Total
                                    Developed    Undeveloped   Proved
                                    _________    ___________  _________

Estimated future net cash
   flows before income taxes (1)   $25,297,190   $20,283,640 $45,580,830
Present value of estimated
   future net cash flows before
   income taxes (1)                 21,174,780    14,166,630  35,341,410

__________________
(1) In preparing such estimates, Crescent used prices of $26.08 per barrel of oil and $3.85 per Mcf of gas as of December 31, 1996, the weighted average prices that the Company estimates it would have received, assuming production from all of its properties with proved reserves.
                           ______________________

      In accordance with applicable requirements of the Securities and Exchange Commission (the "Commission"), the estimated discounted future net revenues from estimated proved reserves are based on prices and costs at fiscal year end. Actual future prices and costs may be materially higher or lower. See "Cautionary Statement ," below.

      In accordance with methodology approved by the Commission, specific assumptions were applied in the computation of the reserve evaluation estimates. Under this methodology, future net cash flows are determined by reducing estimated future gross cash flows to the Company for oil and gas sales by the estimated costs to develop and produce the underlying reserves, including future capital expenditures, operating costs, transportation costs, net profits interests, royalty and overriding royalty burdens on certain of the Company's properties. Future net cash flows were discounted at 10% per annum to arrive at discounted future net cash flows. The present value of future net cash flows shown above should not be construed as the current market value as of December 31, 1996, or any prior date, of the estimated oil and gas reserves attributable to the Company's properties. See "Cautionary Statement," below.

      The Company is periodically required to file estimates of its oil and gas reserve data with various governmental regulatory authorities and agencies. In addition, estimates are from time to time furnished to governmental agencies in connection with specific matters pending before such agencies. The basis for reporting estimates of reserves to these agencies, in some cases, is not comparable to that furnished above because of the nature of the various reports required. The major variations include differences in when such estimates are made, in the definition of reserves, in the requirements to report in some instances on a gross, net or total operator basis and in the requirements to report in terms of smaller geographical units.

Production, Unit Prices and Costs

      The following table sets forth certain information regarding the production volumes of, average sales prices received for and average production costs for the Company's sale of oil and gas for the year ended December 31, 1996:

      Net gas production (Mcf)..........................   631,000
      Net crude oil and condensate production (Bbls)....    29,000

      Sales price:
      Natural gas (per Mcf).............................   $  2.72
      Crude oil and condensate (per Bbl)................    $22.22
      Production (lifting) costs per Mcf equivalent(1)..   $  0.94

_____________________
(1) Production costs were converted to an Mcf equivalent on the basis of one barrel of oil being equivalent to six Mcf of natural gas. Production costs exclude all depreciation and amortization associated with property and equipment. The components of production costs may vary substantially among wells depending on the production characteristics of the particular producing formation and method of recovery employed and other factors, but include charges under transportation agreements and all lease operating expenses.
                              ____________________

      The relationship between the Company's sales prices and its production (lifting) costs depicted by the table above is not necessarily indicative of future results of operations expected by the Company. See "Cautionary Statement," below.

Acreage

      The following table sets forth the oil and gas acreage in which the Company held an interest as of December 31, 1996:

                                       Developed(1)        Undeveloped
                                       ________________   _______________
                                       Gross(2)  Net(3)   Gross(2)  Net(3)
                                       Acres     Acres     Acres    Acres
                                       _____     _____     _____    _____

Offshore (federal waters)             38,651    9,074      60,000  18,038
Onshore Louisiana                          -        -       6,860   1,715
                                      ______   _______    _______ ________
      Total                           38,651    9,074      66,860  19,753
                                      ======   =======    ======= ========
______________________

(1) "Developed" acreage includes acreage by lease, unit or offshore block in which there are one or more producing wells or shut-in wells capable of commercial production and/or acreage with established reserves in quantities deemed sufficient to develop.
(2) The term "Gross" refers to acres in which the Company owns a working interest and/or operating rights.
(3) The term "Net" refers to gross acres multiplied by the percentage of the working interest and/or operating rights owned therein.

                              ____________________

Oil and Gas Drilling Activity

      The following table sets forth the gross and net number of productive, dry and total exploratory wells and development wells that the Company drilled in each of the years ended December 31, 1995 and 1996:


                                                 1995             1996
                                            _____________      _____________
                                            Gross     Net      Gross    Net
                                            _____     ___      _____    ___
Exploratory
 Productive...............................  1.0      0.375      4.0     0.910
 Dry......................................    -          -      4.0     0.948
                                            ---      -----      ---     -----
    Total.................................  1.0      0.375      8.0     1.858
                                            ===      =====      ===     =====
Development
 Productive...............................  5.0      1.875        -         -
 Dry......................................    -          -        -         -
                                            ___      _____      ___      ____
    Total.................................  5.0      1.875        -         -
                                            ===      =====      ===      ====

Operating Hazards and Insurance

      The Company's operations are subject to the usual hazards incident to the drilling and production of natural gas and crude oil, such as blowouts, cratering, explosions, uncontrollable flows of oil, gas or well fluids, fires, pollution, releases of toxic gas and other environmental hazards and risks. Offshore oil and gas operations are subject to the additional hazards of marine operations, such as capsizing, collision and adverse weather and sea conditions. These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, environmental damages and suspension of operations.

      Drilling activities are subject to numerous risks, including the risk that no commercially productive hydrocarbon reserves will be encountered. The cost of drilling, completing and operating wells and installing production facilities and pipelines is often uncertain. The Company's drilling operations may be curtailed, delayed or canceled as a result of numerous factors, including, weather conditions, compliance with governmental requirements and shortages or delays in the delivery of equipment.

      The Company maintains insurance of various types that it considers to be adequate to cover its operations. Such insurance is subject to deductibles that the Company considers reasonable and not excessive. Consistent with insurance coverage generally available to the industry, the Company's insurance policies do not provide coverage for losses or liabilities relating to pollution, except for sudden and accidental occurrences.

Competition

      Competition in the oil and gas industry is intense. In seeking to obtain desirable new leases and exploration prospects, the Company faces competition from both major and independent oil and gas companies. Many of these competitors have financial and other resources substantially in excess of those available to the Company and may, accordingly, be better positioned to acquire and exploit prospects, hire personnel and market production. In addition, many of the Company's larger competitors may be better able to withstand the effect of changes in factors such as worldwide oil and natural gas prices and levels of production, the cost and availability of alternative fuels and the application of government regulations, which affect demand for the Company's oil and natural gas production and are beyond the control of the Company.

Marketing

      The Company's gas sales are currently made in the "spot market" for no more than two months at a time at then currently available prices. Prices on the spot market fluctuate with demand. Crude oil and condensate production is generally sold one month at a time at currently available prices.

                      EXPLORATION AND DEVELOPMENT PROGRAMS

      In September 1995, the Company and affiliates of MCN established the MOXY/MCN Program to explore and develop prospects in the Gulf. Pursuant to the agreement, the Company manages the MOXY/MCN Program, selecting all prospects and drilling opportunities. The Company and MCN committed $65 million to the MOXY/MCN Program, with revenues and costs being shared 40% by MOXY and 60% by MCN. MCN is funding its 60% share of expenditures and is loaning funds to MOXY for its 40% share. The Company contributed to the MOXY/MCN Program its interest in the Vermilion Block 160 and Vermilion Block 410 fields and certain undeveloped properties. MCN reimbursed MOXY $11.7 million for prior expenditures on the contributed properties. The Company's 40% share of future revenues from the MOXY/MCN Program is dedicated to repaying amounts loaned to the Company (exclusive of the $11.7 million reimbursement of prior costs and the $3 million overhead payment) by MCN. Funds advanced by MCN bear interest at the prime rate plus 2% per annum. MCN also provided to the Company an $0.8 million non-interest bearing production loan that was repaid in 1996 from net production revenues generated from the Vermilion Block 160 field. The Company's obligation to repay amounts financed by MCN is non-recourse other than to the properties contributed to and developed by the MOXY/MCN Program.

      The MOXY/MCN Program will terminate after MCN's initial exploration program expenditures of $35 million have been committed or December 31, 1997, whichever is earlier ($25.9 million had been spent at December 31, 1996). The MOXY/MCN Program's term can be extended at MCN's option for up to an additional one year period, subject to a further exploration expenditure commitment of $32.5 million and the continued availability of MOXY's line of credit from MCN. MOXY advised MCN that MOXY believed it was necessary to implement a long-term exploration program and in accordance with the recommendation, MOXY entered into a multi-year seismic purchase agreement. MCN advised MOXY that it did not wish to make such a long-term commitment, did not participate in this seismic purchase commitment and has no right to any interest in leases acquired as a result of this new seismic data. As a result, MOXY believes that it is unlikely that the MOXY/MCN Program will be extended beyond its initial term.

      In June 1995, the Company and Phillips entered into a joint venture agreement to explore a project area in Terrebonne Parish, Louisiana containing the North Bay Junop and East Fiddler's Lake prospects. Pursuant to the agreement, the Company conveyed one-half of its interest in the area, with Phillips reimbursing the Company $3.8 million for previously incurred costs related to the project. In June 1996, the Company sold one-half of its remaining 50% interest in the area to FRP for $2.1 million. This amount represented the reimbursement for certain costs previously incurred by the Company in connection with this project area. MOXY sold the interest to FRP on the same proportionate basis as the sale of the interest to Phillips. The project area, with the exception of the North Bay Junop and East Fiddler's Lake prospects, is subject to a possible 25% participation by a mineral rights owner.

                                   REGULATION

General

      The oil and gas industry is extensively regulated by federal and state authorities in the United States. Legislation affecting the oil and gas industry is under constant review and, relevant statutes are constantly being adopted, expanded or amended. Further, numerous departments and agencies, both federal and state, have issued rules and regulations binding on the oil and gas industry and its individual members, some of which carry substantial penalties for the failure to comply. The regulatory burden on the oil and gas industry increases its cost of doing business and, consequently, affects its profitability.

Exploration, Production and Development

      The exploration, production and development operations of the Company are subject to regulation at both the federal and state levels. Such regulation includes requiring permits for the drilling of wells as well as the maintenance of certain bonding and insurance requirements in order to drill or operate wells. Such regulation also controls the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled and the plugging and abandoning of wells. The Company's exploration, production and development operations are also subject to various conservation laws and regulations. These include the regulation of the size of drilling and spacing units or proration units, the density of wells that may be drilled, the levels of production, and the unitization or pooling of oil and gas properties.

      The Company presently has interests in or rights to 23 offshore leases located in federal waters on the outer continental shelf ("OCS"). Federal leases are administered by the Mineral Management Service ("MMS"). Individuals and entities must qualify with the MMS prior to owning and operating any leasehold or right-of-way interest in federal waters. Such qualification with the MMS generally involves filing certain documents with the MMS and obtaining performance bonds. For offshore operations, lessees must obtain MMS approval for exploration plans and development and production plans prior to the commencement of such operations. In addition to permits required from other agencies (such as the Coast Guard, the Army Corp of Engineers and the Environmental Protection Agency), lessees must obtain a permit from the MMS prior to the commencement of drilling. The MMS has promulgated regulations requiring offshore production facilities located on the OCS to meet stringent engineering and construction specifications, and has recently proposed and/or promulgated additional safety-related regulations concerning the design and operating procedures of OCS production platforms and pipelines. The MMS also has regulations restricting the flaring or venting of natural gas, and has proposed amendments to such regulations that would prohibit the flaring of liquid hydrocarbons and oil without prior authorization. Similarly, the MMS has promulgated other regulations governing the plugging and abandonment of offshore wells and the removal of all production facilities. To cover the various obligations of an OCS lease, the MMS generally requires that lessees post substantial bonds or other acceptable assurances that such obligations will be met. The cost of such bonds or other security can be substantial and there is no assurance that bonds or other surety can be obtained in all cases. Under certain circumstances, the MMS may require all Company operations on federal leases to be suspended or terminated. Any such suspension or termination would materially adversely affect the Company's financial condition and operations.

      Certain producing states, including Louisiana, have recently adopted or considered adopting measures that alter the methods used to prorate gas production from wells located in these states, including those located in their territorial waters. These measures may limit the rate at which gas may be produced from the wells in which the Company might acquire an interest. Congress considered, but rejected, legislation that would have limited the rights of states to prorate production. The Company cannot predict whether such legislation will be reintroduced or what effect the new state rules may have on gas production in producing states. At the present time there are no regulatory measures which would limit the production of oil or gas leases in which the Company presently owns an interest.

Environmental

      General.   The  Company's  operations  are  subject  to  extensive
federal, state and local regulatory requirements relating to environmental affairs, health, safety and waste management and chemical products. These laws and regulations require the acquisition of permits before construction or drilling commences, limit or prohibit construction and drilling activities on certain lands lying within wilderness or wetlands and other protected areas and impose substantial liabilities for pollution resulting from the Company's operations.

      Moreover, the recent trend toward stricter standards in environmental legislation and regulations is likely to continue. For instance, legislation has been proposed in Congress from time to time to reclassify oil and gas production wastes as "hazardous waste." If such legislation were to be enacted, it could have a significant impact on the operating costs of the Company, as well as the oil and gas industry in general. State initiatives to further regulate the disposal of oil and gas wastes are also pending in certain states, and these various initiatives could have a similar impact on the Company. Management believes that compliance with current applicable environmental laws and regulations will not have a material adverse impact on the Company. To the best of the Company's knowledge, its operations are in substantial compliance, and are expected to continue to comply in all material respects, with applicable environmental laws, regulations and ordinances.

      It is possible, however, that future developments, such as stricter environmental laws or regulations could affect the Company's operations. Moreover, some risk of environmental costs and liabilities is inherent in the Company's operations as it is with other companies engaged in similar or related businesses, and there can be no assurance that material costs and liabilities, including substantial fines or criminal sanctions for violation of environmental laws and regulations, will not be incurred by the Company.

      Solid Waste. The Company's operations may generate or involve the transport of both hazardous and nonhazardous solid wastes that are subject to the requirements of the Federal Resource Conservation and Recovery Act and comparable state statutes. In addition, the Environmental Protection Agency ("EPA") is presently in the process of developing stricter disposal standards for nonhazardous waste. Changes in these regulations may result in additional expenditures or operating expenses by the Company.

      Hazardous Substances. The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and comparable state statutes, also known as "Superfund" laws, impose liability on certain classes of persons that contribute to the release of a "hazardous substance" into the environment. These persons include the owner or operator of a site, and companies that transport, dispose of or arrange for the disposal of, the hazardous substances found at the site. CERCLA also authorizes the EPA, and in some cases, third parties to take actions in response to threats to the public health or the environment and to recover their costs from the responsible classes of persons. Despite the "petroleum exclusion " of Section 101(14) of CERCLA that encompasses wastes directly associated with crude oil and gas production, the Company may generate or transport "hazardous substances" within the meaning of CERCLA or comparable state statutes in the course of its ordinary operations. Thus, the Company may be responsible under CERCLA or the state equivalents for all or part of the costs required to clean up sites where a release has occurred.

      Air. The Company's operations may also be subject to the Clean Air Act ("CAA") and comparable state statutes. Amendments to the CAA were adopted in 1990 and contain provisions that may result in the gradual imposition of certain pollution control requirements with respect to air emissions from operations. The EPA has been developing regulations to implement these requirements. The Company may be required to incur certain capital expenditures in the next several years for air pollution control equipment in connection with maintaining or obtaining operating permits and approvals addressing other air emission-related issues.

      Water. The Federal Water Pollution Control Act ("FWPCA") strictly regulates the unauthorized discharge of produced waters and other oil and gas wastes into navigable waters. The FWPCA provides for civil and criminal penalties for any unauthorized discharges of oil and other hazardous substances in reportable quantities and imposes substantial potential liability for the costs of removal, remediation and damages. Similarly, the Oil Pollution Act of 1990 (the "OPA") imposes liability for the discharge of oil into or upon navigable waters or adjoining shorelines. Among other things, the OPA raises liability limits, narrows defenses to liability and provides more instances in which a responsible party is subject to unlimited liability. State laws for the control of water pollution also provide varying civil and criminal penalties and liabilities in the case of an unauthorized discharge of petroleum or its derivatives into state waters. Further, the Coastal Zone Management Act authorizes state implementation and development of programs or management measures for nonpoint source pollution to restore and protect coastal waters.

      Endangered Species. Several federal laws impose regulations designed to ensure that endangered or threatened plant and animal species are not jeopardized and their critical habitats are neither destroyed nor modified. These laws may restrict the Company's exploration, development and production operations and impose civil or criminal penalties for non-compliance.

Safety and Health Regulations

      The Company is also subject to laws and regulations concerning occupational safety and health. It is not anticipated that the Company will be required in the near future to expend amounts that are material in the aggregate to the Company's overall operations by reason of occupational safety and health laws and regulations, but inasmuch as such laws and regulations are frequently changed, the Company is unable to predict the ultimate cost of compliance.

                               EMPLOYEES

      At February 28, 1997, the Company had 14 employees. All of the Company's employees are devoted primarily to managerial, land, geological and administrative functions. The Company intends to continue its policy of limiting its number of permanent employees and, to that end, generally utilizes the services of independent consultants and contractors to perform various professional services, particularly in the areas of construction, design, well site surveillance and environmental assessment. Field and on-site production operation services such as pumping, maintenance, dispatching, inspection and testing, are also generally provided by independent contractors. Currently, a major portion of the Company's geological and geophysical services are performed by CLK Company, L.L.C. ("CLK"). Under the Company's agreement with CLK, the Company pays CLK an annual fee of $2.4 million, with $0.5 million of this fee paid in Company common stock, and reimburses CLK's direct expenses incidental to its work for the Company and for its office space. In addition, CLK receives a 3% overriding royalty interest on all new domestic prospects accepted by the Company. For the year ended December 31, 1996, the Company incurred $3.1 million of expenses under its agreement with CLK.

                         RELATIONSHIP WITH FTX

      Other than those functions performed by the Company's employees and those provided under third party contracts since January 1, 1996, substantially all of the services necessary for the business and operations of the Company, including certain executive, technical, administrative, accounting, financial, tax and other services have been performed by FM Services Company ("FMS"), a 50%/50% subsidiary of FTX and Freeport-McMoRan Copper & Gold Inc., pursuant to a services agreement between FMS and the Company (the "Services Agreement"). Prior to 1996, substantially the same services were provided by FTX. Since September 1995 these services have been provided for a fixed annual fee of $1.0 million, subject to annual cost of living increases beginning in the first quarter of 1997. Prior to September 1995, the cost of such services was provided by FTX as determined and allocated by FTX. For the year ended December 31, 1996, the Company incurred $1.0 million of expenses under its agreement with FMS. The Services Agreement is terminable by the Company at any time upon 90 days notice.


                              CAUTIONARY STATEMENT

      This report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this report, including, without limitation, the statements under the headings "Business and Properties," "Market for Registrant's Common Equity and Related Stockholder Matters," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding MOXY's financial position and liquidity, payment of dividends, MOXY's strategic alternatives, future capital needs, development and capital expenditures (including the amount and nature thereof), the drilling of wells, reserve estimates and future net revenues attributable thereto, business strategies, and other plans and objectives of management of the Company for future operations and activities, are forward-looking statements. Although MOXY believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from MOXY's expectations are disclosed in this report including, without limitation, in conjunction with the forward-looking statements included in this report. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate under the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including the risk factors discussed below, and in the Company's other filings with the Commission, general economic and business conditions, the business opportunities that may be presented to and pursued by the Company, changes in law or regulations and other factors, many of which are beyond the control of the Company. Readers are cautioned that any such statements are not guarantees of future performance and the actual results or developments may differ materially from those projected in the forward-looking statements. All subsequent written and oral forward-looking statements attributable to MOXY or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements.

Limited Operating History, Significant Historical
Operating Losses and Need for Additional Financing

      The Company commenced operations in 1994. In addition, the Company has only two producing fields, which have been on production for only a short period of time, making proved reserves and levels of future production attributable to these fields less susceptible to estimation. Also, as a result of operating losses from the Company's exploratory drilling program, the Company has incurred significant operating losses to date. The Company's viability must be considered in light of the risks and difficulties frequently encountered by companies engaged in the early stages of their oil and gas exploration, development and production activities.

      The development of the Company's business will continue to require substantial expenditures. The Company's ability to continue its exploratory drilling program depends on obtaining additional financing. There can be no assurance that the Company will be successful in obtaining any additional financing or the terms on which such financing can be obtained. The Company's future financial results will depend primarily on its ability to obtain additional financing, economically locate hydrocarbons in commercial quantities and on the market prices for oil and gas. There can be no assurance that the Company will achieve or sustain profitability or positive cash flows from operating activities in the future.

Volatility of Oil and Gas Prices

        The Company's revenues substantially depend on the prevailing prices for oil and natural gas. In recent years, oil and natural gas prices and, therefore, the level of drilling, exploration, development and production, have been extremely volatile. Prices are affected by market supply and demand factors as well as actions of state and local agencies, U.S. and foreign governments and international cartels. All of these factors are beyond the control of the Company. Any significant or extended decline in oil and/or natural gas prices will have a material adverse effect on the Company's financial condition and operations and could impair access to sources of capital.

Exploration and Development Risks

      Exploration and development of natural gas and oil involve a high degree of risk that no commercial production will be obtained or that the production will be insufficient to recover drilling and completion costs. The cost of drilling, completing and operating wells is often uncertain, and cost overruns in offshore operations can adversely affect the economics of a project. The Company's drilling operations may be curtailed, delayed or canceled as a result of numerous factors, including title problems, weather conditions, compliance with governmental requirements and shortages or delays in the delivery of equipment. Furthermore, completion of a well does not ensure a profit on the investment or a recovery of drilling, completion and operating costs.

Replacement of Reserves

      MOXY's future performance depends in part upon its ability to acquire, find and develop oil and gas reserves that are economically recoverable. Without successful exploration or development activities, MOXY's reserves will decline. No assurances can be given that MOXY will be able to find and develop additional reserves on an economic basis.

      MOXY's business is capital intensive and to maintain its asset base of proved oil and gas reserves a significant amount of cash flow from operations must be reinvested in development or exploration activities. To the extent cash flow from operations is reduced and external sources of capital are limited or unavailable, MOXY's ability to make the necessary capital investments to maintain or expand its asset base will be impaired. Without such investment, MOXY's oil and gas reserves will decline.

      In order to increase reserves and production, MOXY must continue its exploratory drilling program or undertake other replacement activities. MOXY's operations may be curtailed, delayed or canceled as a result of lack of the ability to obtain additional capital and other factors, such as title problems, weather, compliance with governmental regulations or price controls, mechanical difficulties or shortages or delays in the delivery of equipment. Furthermore, while MOXY's revenues may increase if prevailing gas prices increase significantly, MOXY's finding costs for additional reserves could also increase. In addition, the costs of exploration and development may materially exceed initial estimates. For a discussion of MOXY's reserves, see "Business and Properties - Reserves."

Reserves and Future Net Cash Flow

      Information relating to MOXY's proved oil and gas reserves is based upon engineering estimates. Reserve engineering is a subjective process of estimating the recovery from underground accumulations of oil and natural gas that cannot be measured in an exact manner, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Estimates of economically recoverable oil and gas reserves and of future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions concerning future oil and gas prices, future operating costs, severance and excise taxes, development costs and workover and remedial costs, all of which may in fact vary considerably from actual results. Because all reserve estimates are to some degree speculative, the quantities of oil and natural gas that are ultimately recovered, production and operation costs, the amount and timing of future development expenditures and future oil and natural gas sales prices may all vary from those assumed in these estimates and such variances may be material. In addition, different reserve engineers may make different estimates of reserve quantities and cash flows based upon the same available data. See "Business and Properties - Reserves."

      The present values of estimated future net cash flows referred to in this report should not be construed as the current market value of the estimated proved oil and gas reserves attributable to MOXY's properties. In accordance with applicable requirements of the Commission, the estimated discounted future net cash flows from proved reserves are generally based on prices and costs as of the date of the estimate, while actual future prices and costs may be materially higher or lower. Actual future net cash flows also will be affected by factors such as the amount and timing of actual production, supply and demand for oil and gas, curtailments or increases in consumption by gas purchasers and changes in governmental regulations or taxation. The timing of actual future net cash flows from proved reserves, and thus their actual present value, will be affected by the timing of both the production and the incurrence of expenses in connection with development and production of oil and gas properties. In addition, the 10% discount factor, which is required by the Commission to be used to calculate discounted future net cash flows for reporting purposes, is not necessarily the most appropriate discount factor based on interest rates in effect from time to time and risks associated with MOXY's business or the oil and gas industry in general.

Operating Hazards; Limited Insurance Coverage

      MOXY's operations are subject to hazards and risks inherent in drilling for and production and transportation of gas and oil, such as fires, natural disasters, explosions, encountering formations with abnormal pressures, blowouts, cratering, pipeline ruptures and spills, any of which can result in loss of hydrocarbons, environmental pollution, personal injury claims, and other damage to properties of MOXY and others. These risks could result in substantial losses to MOXY due to injury and loss of life, severe damage to and destruction of property and equipment, pollution and other environmental damage and suspension of operations. Moreover, MOXY's operations in the Gulf are subject to a variety of operating risks peculiar to the marine environment, such as to hurricanes or other adverse weather conditions, to more extensive governmental regulation, including regulations that may, in certain circumstances, impose strict liability for pollution damage, and to interruption or termination of operations by governmental authorities based on environmental or other considerations.

      As protection against operating hazards, MOXY maintains insurance coverage against some, but not all, potential losses. MOXY's coverages include, but are not limited to, operator's extra expense, physical damage on certain assets, employer's liability, comprehensive general liability, automobile, workers' compensation and loss of production income insurance and limited coverage for sudden environmental damages, but MOXY does not believe that insurance coverage for environmental damages that occur over time is available at a reasonable cost. Moreover, MOXY does not believe that insurance coverage for the full potential liability that could be caused by sudden environmental damages is available at a reasonable cost. Accordingly, MOXY may be subject to liability or may lose substantial portions of its properties in the event of environmental damages. The occurrence of an event that is not fully covered by insurance could have an adverse impact on MOXY's financial condition and results of operations.

Governmental Regulation

      MOXY's operations are affected from time to time in varying degrees by political developments and federal and state laws and regulations. In particular, oil and natural gas production, operations and economics are or have been affected by price controls, taxes and other laws relating to the oil and natural gas industry, by changes in such laws and by changes in administrative regulations. MOXY cannot predict how existing laws and regulations may be interpreted by enforcement agencies or court rulings, whether additional laws and regulations will be adopted, or the effect such changes may have on its business or financial condition.

      MOXY's operations are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations require the acquisition of a permit before drilling commences, restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas, and impose substantial liabilities for pollution which might result from MOXY's operations. Moreover, the recent trend toward stricter standards in environmental legislation and regulation is likely to continue. MOXY could incur substantial costs to comply with environmental laws and regulations. In addition to compliance costs, government entities and other third parties may assert substantial liabilities against owners and operators of oil and gas properties for oil spills, discharges of hazardous materials, remediation and cleanup costs and other environmental damages, including damages caused by previous property owners. The imposition of any such liabilities on MOXY could have a material adverse effect on MOXY's financial condition and results of operations.

Shortages of Supplies and Equipment

      The Company's ability to conduct its operations in a timely and cost effective manner is subject to the availability of oil and gas field supplies, equipment and service crews. The industry is currently experiencing a shortage of certain types of drilling rigs and work boats in the Gulf . This shortage could result in delays in the Company's operations as well as higher operating and capital costs. Shortages of other drilling equipment, tubular goods, drilling service crews and seismic crews could occur from time to time further hindering the Company's ability to conduct its operations as planned.

Competition

      MOXY operates in the highly competitive areas of natural gas and oil production, development and exploration with other companies. Factors affecting MOXY's ability to compete in the marketplace include the availability of funds and information relating to a property, the standards established by MOXY for the minimum projected return on investment, the availability of alternate fuel sources and the intermediate transportation of gas. MOXY's competitors include major integrated oil companies and a substantial number of independent energy companies, many of which may have substantially larger financial resources, staffs and facilities than MOXY.


Item 3.  Legal Proceedings

      Although the Company may from time to time be involved in various legal proceedings of a character normally incident to the ordinary course of its businesses, the Company believes that potential liability from any such pending or threatened proceedings will not have a material adverse effect on the financial condition or results of operations of the Company. The Company maintains liability insurance to cover some, but not all, of the potential liabilities normally incident to the ordinary course of its businesses as well as other insurance coverages customary in its business, with such coverage limits as management deems prudent.

Item 4.  Submission of Matters to a Vote of Security Holders

      Not applicable.

Executive Officers of the Registrant

      Listed below are the names and ages, as of March 1, 1997, of the present executive officers of the Company together with the principal positions and offices with the Company held by each. All officers of the Company serve at the pleasure of the Board of Directors of the Company.

      Name                        Age     Position or Office
      ____                        ___     __________________

      James R. Moffett            58      Co-Chairman of the Board

      Richard C. Adkerson         50      Co-Chairman  of  the Board and
                                          Chief Executive Officer

      C. Howard Murrish           56      President and Chief  Operating
                                          Officer

      John G. Amato               53      General Counsel

      Glenn A. Kleinert           54      Senior Vice President

      James H. Lee                39      Senior Vice President

      James R. Moffett has served as Co-Chairman of the Board of the Company since 1994. Mr. Moffett is Chairman of the Board of FTX. Mr. Moffett is also Chairman of the Board and Chief Executive Officer of Freeport-McMoRan Copper & Gold Inc. ("FCX").

      Richard C. Adkerson has served as Co-Chairman of the Board and Chief Executive Officer of the Company since 1994. Mr. Adkerson is Vice Chairman of the Board of FTX and has held that position since August 1995. In addition, Mr. Adkerson is Chairman of the Board and Chief Executive Officer of FM Properties Inc. ("FMPO"). He is also an Executive Vice President of FCX. From 1992 to August 1995, Mr. Adkerson was a Senior Vice President of FTX and a Vice President of FTX prior to 1992.

      C. Howard Murrish has served as President and Chief Operating Officer of the Company since 1994. He was a partner in CLK until September 1994. He was a Senior Executive Vice President of the oil and gas division of FTX from 1986 until February 1992. Prior thereto, since July 1977, Mr. Murrish served as an officer of various FTX affiliates.

      John G. Amato has served as General Counsel of the Company since 1994. Mr. Amato is the General Counsel of FMPO. Prior to August 1995, Mr. Amato served as General Counsel of FTX and FCX. Mr. Amato currently provides legal and business advisory services to FTX and FCX under a consulting arrangement.

      Glenn A. Kleinert has served as Senior Vice President of the Company since 1994. Mr. Kleinert is a Senior Vice President of the oil and gas division of FTX and has held that position since December 1990.

      James H. Lee has served as Senior Vice President of the Company since November 1996. Mr. Lee has been a Director of Finance and Business Development for FTX since August 1993 and a Vice President of the oil and gas division of FTX since 1994.

                                PART II

Item 5.  Market for Registrant's  Common  Equity and Related Stockholder
Matters

                PRICE RANGE OF COMMON STOCK AND DIVIDEND POLICY

      The Common Stock is listed on the Nasdaq National Market under the symbol "MOXY." The following table sets forth, for the periods indicated, the range of high and low closing bid prices, as reported by the Nasdaq National Market. The quotes represent "inter-dealer" prices without adjustment or mark-ups, mark-downs or commissions and may not represent actual transactions.

                                      High         Low
                                     ------      -------
                  1995
                  ----
                  First Quarter      $3 1/8      $2 1/2
                  Second Quarter      4 1/8       2 3/8
                  Third Quarter       3 5/8       2 5/16
                  Fourth Quarter      3 7/16      2 9/16

                  1996
                  ----
                  First Quarter      $3 3/4      $2 13/16
                  Second Quarter      3 7/8       2 1/2
                  Third Quarter       2 15/16     1 3/4
                  Fourth Quarter      3 1/16      1 1/2

                  1997
                  ----
                  First Quarter     $3 15/16    $2 1/16
                   (through March 14, 1997)

       As of March 14, 1997 there were 11,954 record holders of the Company's Common Stock.

      The Company has not in the past, and does not anticipate in the future, paying cash dividends on its Common Stock. The Company currently intends to reinvest its available cash in the identification, exploration and development of additional oil and gas properties. The decision whether or not to pay dividends and in what amounts is solely within the discretion of the Company's board of directors.

Item 6.  Selected Financial Data

      Information regarding the selected financial data called for by this item is included under Item 8 and reference is made thereto.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

      McMoRan Oil & Gas Co. (MOXY) is an independent oil and gas company engaged in the exploration, development and production of oil and natural gas. MOXY commenced operations in May 1994 following the distribution of its common stock to the stockholders of Freeport-McMoRan Inc. (FTX) in order to carry on substantially all of the oil and gas exploration activities previously conducted by FTX for its own account. Prior to distribution, FTX transferred to MOXY $35 million in cash, an inventory of oil and gas exploration prospects and a significant amount of seismic and well log data. MOXY intends to concentrate its activities primarily in the Gulf of Mexico and the onshore Gulf Coast region.

      During 1995, MOXY established two separate joint venture arrangements (Note 3) through which substantially all of its operations have taken place. MOXY's activities in the Gulf of Mexico have been conducted primarily through its 40 percent owned exploration and development program with MCN Corporation (MCN). During 1996, the MOXY/MCN program had the following operational activities:

      * Daily gross production at the Vermilion Block 160 field unit averaged 14.9 million cubic feet (Mmcf) of gas and 687 barrels of condensate during 1996. During the fourth quarter of 1996, a development well discovered new reserves (Note 7) from eight gas sands with approximately 215 feet of net pay. Drilling on this well was completed in the first quarter of 1997, discovering an additional 47 feet of net pay. MOXY immediately began drilling an additional well to develop the shallower reserves which were discovered. After completion of all drilling activity from the platform, the wells will be completed and could be on stream as early as mid-1997, depending on the number of wells drilled. The MOXY/MCN program has a 28 percent revenue interest in this field unit which is subject to re-determination subsequent to final development drilling. In addition, the MOXY/MCN program's interest in two of the four blocks within the Vermilion Block 160 field unit is subject to a 30 percent net profits interest.

      * Installation of the platforms and facilities at the Vermilion Block 410 field was completed and production began in late December 1996 from one of the two platforms. Production from the second platform began in early 1997 and daily gross production from both platforms combined currently approximates 85 Mmcf of gas. The MOXY/MCN program has a 28 percent revenue interest in this field.

      * An exploratory well discovered gas on West Cameron Block 616 during the year. Drilling is scheduled on West Cameron Blocks 616 and 617 during 1997. Gas was also discovered on West Cameron Block 503 and Grand Isle Block 65 during 1996. In March 1997, the MOXY/MCN program agreed to sell its interest in West Cameron Block 503 for $7.2 million, $2.9 million net to MOXY. MOXY would recognize a $2.3 million gain upon the completion of the sale and the proceeds would be used to repay borrowings from MCN. MOXY is currently evaluating options for future activities at Grand Isle Block 65.

      * Drilling on the East Cameron Block 119 and Vermilion Block 391 prospects during the year did not result in the discovery of commercial hydrocarbons.

      MOXY's activities in the onshore Gulf Coast region have taken place through its 25 percent owned joint venture with Phillips Petroleum Company (Phillips), which covers a project area in south Louisiana, as follows:

      * Drilling operations on the North Bay Junop prospect were initiated during the fourth quarter. The well is expected to reach its total depth of 19,500 feet in the second quarter of 1997.

      * MOXY completed its first exploratory well at the East Fiddler's Lake prospect. Although the well was unsuccessful in discovering commercial hydrocarbons, the geological data from this well is assisting drilling activity in the project area.

      * Interpretation of the 3-D seismic survey performed over the project area continues and has identified additional leads that may develop into potential prospects.

      Activity outside of the joint venture arrangements during 1996 included MOXY drilling an exploratory well at its West Cameron Block 519 prospect which did not encounter commercial hydrocarbons. In addition, MOXY relinquished its interest in the Tungkal prospect, a 1.7 million acre concession area in Indonesia, where previous drilling results had not discovered hydrocarbons in commercial quantities.

RESULTS OF OPERATIONS

      MOXY reported a net loss of $9.9 million ($0.71 per share) for 1996 compared with losses of $14.6 million ($1.06 per share) for 1995 and $15.2 million ($1.10 per share) for the eight-month period of 1994. MOXY's 1996 revenues, totaling $4.1 million, consisted of $2.4 million from its 40 percent share of the MOXY/MCN program's interest in production from the Vermilion Block 160 and 410 fields and $1.6 million from administrative fees earned on the MOXY/MCN program. The commencement of production at the Vermilion Block 410 field, discussed earlier, will benefit MOXY's future revenue levels.

      Exploration expenses consist of the following (in millions):

                                            1996     1995    1994
                                            ----     ----    ----
Geological and geophysical                  $6.3     $9.8   $ 6.0
Exploratory drilling and leasehold costs 5.6 2.0 9.5 Reimbursement of previously expensed
costs (Note 3)                              (2.1)       -      -
                                            -----   ------  -----
                                            $9.8    $11.8   $15.5
                                            =====   ======  =====

      General and administrative expenses totaled $2.6 million in 1996 compared with $3.7 million in 1995 and $2.3 million in 1994. The decline from 1995 resulted from steps taken in the third quarter of 1995 to reduce costs. These actions included reducing MOXY's staff of employees, the costs of consulting arrangements and the costs of administrative and managerial services (Note 4).

      Because of anticipated future exploration expenditures, MOXY expects to report losses for at least the near future.

CAPITAL RESOURCES AND LIQUIDITY

      The MCN and Phillips joint ventures resulted in MOXY receiving a significant inflow of funds, as well as achieving important reductions to its future capital commitments, which enabled MOXY to secure funding for its contemplated exploration and development activities for 1996 and 1997. These agreements also enabled MOXY to assess additional prospects, thereby increasing its opportunities for success. However, with the anticipated conclusion of the exploration portion of the MOXY/MCN program, discussed below, MOXY must secure alternative sources of funding to finance its future exploration activities. Management believes the opportunities for MOXY to discover meaningful oil and gas reserves are significant and that these opportunities can best be achieved through the use of advanced 3-D seismic technology, applied in conjunction with a larger, longer-term exploration program. As such, MOXY entered into an agreement with a geophysical services company pursuant to which MOXY committed to purchase 3-D seismic surveys covering a significant number of lease blocks over a multi-year period. Management is currently evaluating options to obtain additional long-term funding, none of which can be considered assured, including entering into one or more new exploration joint ventures, issuing additional equity or undertaking a business combination with another entity.

      The $35 million exploration portion of the MOXY/MCN program's funding is expected to be completed in mid-1997 ($25.9 million had been spent at December 31, 1996). The MOXY/MCN program agreement contains an option for MCN to extend the program by joining in for an additional commitment of $32.5 million in exploration expenditures and the continued availability of MOXY's line of credit. However, MCN did not participate in the new 3-D seismic program discussed above and will have no right to any of the leases acquired as a result of this new seismic data. Furthermore, MCN did not wish to enter into the type of long-term agreement MOXY believes is necessary to best pursue its future exploration activities. MCN will continue to provide funding for future development costs on the MOXY/MCN program's properties without any extension of the program agreement. At December 31, 1996, MOXY had $12.8 million of borrowings outstanding from MCN, with an additional $6.6 million of borrowings available from MCN for past expenditures. MOXY's share of net revenues from the program's properties, which includes Vermilion Blocks 160 and 410, is dedicated to the repayment of the loan from MCN.

      MOXY was high bidder on seven of the eight leases on which it bid at the OCS Lease Sale 166, held in March 1997. Awarding of the leases is subject to approval, and is expected to commence by March 31, 1997. MOXY's seven high bids totaled $5.5 million. Freeport-McMoRan Resource Partners, Limited Partnership (FRP), a 51.6 percent owned affiliate of FTX, entered into an agreement with MOXY pursuant to which FRP will acquire a 50 percent working interest ownership in these leases and will bear 60 percent of the associated acquisition and exploration costs. MCN will have no interest in any of these new leases.

      Although MOXY has sufficient resources to fund its commitments through 1997, MOXY's future viability depends on a number of factors, primarily its ability to secure additional funding, the success of its exploration and development activities, the production of its proved reserves and the prices of oil and gas, none of which can be assured because of the uncertainties and risks inherent in oil and gas operations. MOXY's ability to continue its operations beyond the funding provided by the current MOXY/MCN program and its present working capital depends on securing additional funding and achieving success in its operations. No payment of dividends to MOXY shareholders is presently contemplated.

      MOXY incurred $20.7 million of cash exploration and development expenditures during 1996, consisting principally of $7.0 million for development at Vermilion Block 410, $2.8 million for capitalized drilling costs, $5.7 million of geological and geophysical costs and $5.0 million in expensed drilling and leasehold costs. Cash expenditures for 1995 totaled $21.0 million and consisted principally of $6.7 million for development at Vermilion Block 410, $1.8 million for development at Vermilion Block 160 and $9.8 million of geological and geophysical costs. MOXY has committed expenditures of approximately $8.7 million for 1997 which will be funded by the remaining available borrowings under the MOXY/MCN program and MOXY's working capital.

ENVIRONMENTAL

      Although MOXY has no known environmental liabilities, increasing emphasis on environmental matters could result in additional costs, which would be charged against MOXY's operations in future periods. Present and future environmental laws and regulations applicable to MOXY's operations could require substantial capital expenditures or could adversely affect its operations in other ways that cannot be accurately predicted at this time.

CAUTIONARY STATEMENT

      Management's discussion and analysis contains certain forward-looking statements. Important factors that might cause future results to differ from these projections are described in more detail under Items 1 and 2 above.
                            -----------------------


      The results of operations reported and summarized above are not necessarily indicative of future operating results.

                              REPORT OF MANAGEMENT

      McMoRan Oil & Gas Co. (MOXY) is responsible for the preparation of the financial statements and all other information contained in this Annual Report. The financial statements have been prepared in conformity with generally accepted accounting principles and include amounts that are based on management's informed judgments and estimates.

      MOXY maintains a system of internal accounting controls designed to provide reasonable assurance at reasonable costs that assets are safeguarded against loss or unauthorized use, that transactions are executed in accordance with management's authorization and that transactions are recorded and summarized properly. The system is tested and evaluated on a regular basis by MOXY's internal auditors, Price Waterhouse LLP. In accordance with generally accepted auditing standards, MOXY's independent public accountants, Arthur Andersen LLP, have developed an overall understanding of our accounting and financial controls and have conducted other tests as they consider necessary to support their opinion on the financial statements.

      The Board of Directors, through its Audit Committee composed solely of non-employee directors, is responsible for overseeing the integrity and reliability of MOXY's accounting and financial reporting practices and the effectiveness of its system of internal controls. Arthur Andersen LLP and Price Waterhouse LLP meet regularly with, and have access to, this committee, with and without management present, to discuss the results of their audit work.

James R. Moffett                              Richard C. Adkerson
Co-Chairman of the Board                      Co-Chairman of the Board and
                                              Chief Executive Officer

                         McMoRan OIL & GAS CO.
                             BALANCE SHEETS

                                                            December 31,
                                                       _______________________
                                                          1996         1995
                                                       ___________  __________
                                                            (In Thousands)

ASSETS
  Current assets:
  Cash and cash equivalents                               $10,500     $10,323
  Accounts receivable and other                            2,249        1,432
                                                       ___________  __________
     Total current assets                                 12,749       11,755
                                                       ___________  __________
  Oil and gas properties - successful efforts method:
     Unevaluated                                           2,173        1,869
     Proved                                               17,341        8,661
                                                       ___________  __________
                                                          19,514       10,530
  Less accumulated depreciation and amortization           1,283          652
                                                       ___________  __________
     Net oil and gas properties                           18,231        9,878
                                                       ___________  __________
  Total assets                                            $30,980     $21,633
                                                       ===========  ==========
  LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
  Accounts payable and accrued liabilities                $9,411      $ 3,405
  Current portion of production loan                         366           93
                                                       ___________  __________
     Total current liabilities                             9,777        3,498
  Production loan, less current portion                   12,391          530
  Other liabilities                                          566           -
  Stockholders' equity:
  Preferred stock, par value $0.01, 50,000,000 shares
  authorized and unissued                                  -               -
  Common stock, par value $0.01, 150,000,000 shares
  authorized, 13,989,317 shares and 13,798,784 shares        140          138
  issued and outstanding
  Capital in excess of par value of common stock          47,803       47,302
  Accumulated deficit                                    (39,697)     (29,835)
                                                       ___________  __________
                                                           8,246       17,605
                                                       ___________  __________
  Total liabilities and stockholders' equity              $30,980     $21,633
                                                       ===========  ==========

The accompanying notes are an integral part of these financial statements.

                         McMoRan OIL & GAS CO.
                        STATEMENTS OF OPERATIONS


                                           Years Ended        Inception
                                           December 31,        through
                                       _____________________ December 31,
                                         1996        1995         1994
                                       _________   _________   __________
                                     (In Thousands, Except Per Share Amounts)
  Revenues:
  Oil and gas sales                    $ 2,434     $ 2,722     $    174
  Management fees                        1,636         545           -
                                      ___________ ___________ ___________
     Total revenues                      4,070       3,267          174
                                      ___________ ___________ ___________
  Costs and expenses:
  Production and delivery, including
  depreciation and amortization          1,500       2,623        -
  Exploration expenses                   9,818      11,756       15,518
  General and administrative expenses    2,635       3,687        2,338
                                      ___________ ___________ ___________
     Total costs and expenses           13,953      18,066       17,856
                                      ___________ ___________ ___________
  Operating loss                        (9,883)    (14,799)     (17,682)
  Other income, net                         21         164        2,482
                                      ___________ ___________ ___________
  Net loss                             $(9,862)   $(14,635)    $(15,200)
                                      =========== =========== ===========
  Net loss per share                   $ (0.71)   $  (1.06)    $  (1.10)
                                      =========== =========== ===========
  Average shares outstanding            13,898      13,772       13,770
                                      =========== =========== ===========

The accompanying notes are an integral part of these financial statements.

                         McMoRan OIL & GAS CO.
                        STATEMENTS OF CASH FLOW

                                           Years Ended      Inception
                                           December 31,      through
                                       _____________________ December 31,
                                         1996        1995       1994
                                       _________   _________ __________
                                                (In Thousands)

Cash flow from operating activities:
  Net loss                             $ (9,862)  $(14,635)   $(15,200)
  Adjustments to reconcile net loss to
  net cash provided by (used in)
  operating activities:
     Depreciation and amortization           741     1,525        -
     Exploration expenses                  9,818    11,756      15,518
     Gain on sale of Canadian oil and
     gas interests                            -        -        (1,691)
     (Increase) decrease in working
     capital:
       Accounts receivable and other        (988)   (1,347)       -
       Accounts payable and accrued
       liabilities                         6,954     1,555         340
                                       __________  __________ __________
  Net cash provided by (used in)
  operating activities                     6,663    (1,146)     (1,033)
                                       __________  __________ __________
  Cash flow from investing activities:
  Exploration and development
  expenditures                           (20,678)  (20,957)    (18,768)
  Proceeds from joint venture
  arrangements                             2,059    14,472         -
  Proceeds from sale of Canadian oil         -        -          1,691
  and gas interests
                                       __________  __________ __________
  Net cash used in investing activities  (18,619)   (6,485)    (17,077)
                                       __________  __________ __________
  Cash flow from financing activities:
  Proceeds from production loan           12,927       750         -
  Payments on production loan               (794)     (127)        -
  Cash transferred from Freeport-
  McMoRan Inc.                               -          -       35,441
                                       __________  __________ __________
  Net cash provided by financing
  activities                              12,133       623      35,441
                                       __________  __________ __________
  Net increase (decrease) in cash and
  cash equivalents                           177    (7,008)     17,331
  Cash and cash equivalents at
  beginning of year                       10,323    17,331        -
                                       __________ __________ __________
  Cash and cash equivalents at end of
  year                                   $10,500   $10,323     $17,331
                                       ========== ========== ==========
  Interest paid                           $  304   $   -       $  -
                                       ========== ========== ==========

The accompanying notes, which include information in Notes 1, 3, 4 and 5 regarding noncash transactions, are an integral part of these financial statements.

1.  ORGANIZATION
McMoRan Oil & Gas Co. (MOXY) was formed in 1994 as a wholly owned subsidiary of Freeport-McMoRan Inc. (FTX). In May 1994, FTX distributed one MOXY common share for each ten FTX common shares. The net assets transferred, at FTX's historical cost, follow (in thousands):

Cash and cash equivalents                       $35,441
  Property, plant and equipment                 13,052
  Current liabilities                           (1,138)
                                                _______
                                                $47,355
                                                =======

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents. Highly liquid investments purchased with a maturity of three months or less are considered cash equivalents.

Exploration and Development Costs. MOXY follows the successful efforts method of accounting for its oil and gas operations. Costs of exploratory wells are capitalized pending determination of whether the wells find proved reserves. Costs of leases, productive exploratory wells and development activities are also capitalized. Other exploration costs are expensed. Depreciation and amortization is determined on a field-by-field basis using the unit-of-production method. Gains or losses are included in earnings when properties are sold.

  In 1995, the Financial Accounting Standards Board issued Statement No. 121 (FAS 121) which requires a reduction of the carrying amount of long-lived assets to fair value when events indicate that the carrying amount may not be recoverable. Measurement of the impairment loss is based on the fair value of the asset. Generally, MOXY determines fair value using valuation techniques such as expected future cash flows. MOXY adopted FAS 121 effective January 1, 1995, and since that time has not incurred any impairment losses.

Financial  Instruments.   The  carrying  amounts  of receivables,  other
current assets and accounts payable reported in the balance sheet approximate fair value. The production loan's interest rate is variable (Note 3) and thus approximates fair value.

3.  EXPLORATION AGREEMENTS
In September 1995, MOXY entered into an agreement with MCN establishing a $65 million oil and gas exploration and development program in the offshore Gulf of Mexico area. Revenues and costs are shared 40 percent by MOXY and 60 percent by MCN. MCN is funding its 60 percent share of the expenditures and is loaning funds for MOXY's 40 percent share at prime plus two percent. MOXY's share of future net revenues from program properties is dedicated to repay borrowings. MOXY is not otherwise obligated to repay these borrowings. As of December 31, 1996, MOXY had $12.8 million of borrowings outstanding from MCN, with an additional $6.6 million of borrowings available for past expenditures.

  In June 1995, MOXY and Phillips Petroleum Company (Phillips) entered into an exploration agreement covering a project area in south Louisiana. MOXY conveyed one-half of its interest in the area to Phillips for $3.8 million. In June 1996, MOXY sold one-half of its remaining 50 percent leasehold interest to Freeport-McMoRan Resource Partners, Limited Partnership
(FRP), an affiliate of MOXY, for $2.1 million. This amount represented the reimbursement for certain costs previously incurred by MOXY in connection with this project area and was recorded as a reduction to exploration expenses. MOXY sold the interest to FRP on the same proportionate basis as the prior Phillips sale. The project area, with the exception of the North Bay Junop and the East Fiddler's Lake prospects (discussed earlier), is subject to a possible 25 percent participation by a mineral rights owner.

4.  TRANSACTIONS WITH FTX AND EMPLOYEE BENEFITS
Management Services. FTX provides certain management and administrative services for MOXY. During 1995, MOXY restructured its management services agreement with FTX to provide specified services for an annual fee of $1.0 million. Costs of services provided by FTX, included in general and administrative expenses, totaled $1.0 million in 1996, $1.3 million in 1995 and $1.2 million in the 1994 period.

  MOXY's contract for geological and geophysical services with CLK Company (CLK) was amended during 1997 to provide for an annual retainer fee of $2.4 million ($0.5 million of the annual fee paid in MOXY common stock), plus certain expenses and an overriding royalty interest in prospects accepted by MOXY. Costs of services provided by CLK, included in exploration expenses, totaled $3.1 million in 1996, $3.5 million in 1995 and $3.9 million in 1994.

Stock Options. MOXY's Stock Option Plan and Stock Option Plan for Non-Employee Directors (the Plans) authorize MOXY to grant stock options to purchase up to 1.25 million shares of MOXY stock at no less than market value at time of grant. Generally, stock options are exercisable in 25 percent annual increments beginning one year from the date of grant and expire 10 years after the date of grant. Also, in connection with the FTX distribution of MOXY shares, stock options were granted to employees and directors of FTX. A summary of stock options outstanding follows:

                                         1996               1995

                                 ___________________ _____________________
                                  Number    Average    Number    Average
                                    of      Option       of       Option
                                  Options    Price    Options     Price
                                __________ _________ __________ __________

Beginning of year               2,257,828    $3.92    1,829,867    $4.26
  Granted                          24,904     2.54      529,028     2.85
  Exercised                          (581)    3.03       -          -
  Expired/forfeited              (142,457)    4.33     (101,067)    4.39
                               ___________           ___________
  End of year                   2,139,694     3.88    2,257,828     3.92
                               ===========           ===========

  At December 31, 1996, options for approximately 550,000 shares were available for new grants under the Plans. Summary information of fixed stock options outstanding at December 31, 1996 follows:

                              Options Outstanding       Options Exercisable
                         ______________________________ ___________________
                                    Weighted  Weighted           Weighted
                           Number   Average   Average    Number   Average
                             of    Remaining   Option      of     Option
Range of Exercise Prices   Options    Life     Price    Options    Price
________________________ __________ _________ ________ _________ __________
    $1.94 to $2.81         515,000   9 years   $2.80     126,250  $2.81
    $2.94 to $3.88         214,394   8 years    3.58      98,718   3.66
    $4.66 to $5.50       1,410,300   7 years    4.32   1,300,305   4.67
                         _________                     _________
                         2,139,694                     1,525,273
                         =========                     =========

  MOXY has adopted the disclosure-only provisions of FAS 123 and continues to apply APB Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized for MOXY's fixed stock option grants. Had compensation cost for MOXY's fixed stock option grants been determined based on the fair value at the grant dates for awards under those plans consistent with FAS 123, MOXY's pro forma net loss would have been $10.1 million ($0.73 per share) in 1996 and $14.7 million ($1.06 per share) in 1995. For the pro forma computations, the fair values of the fixed option grants were estimated on the dates of grant using the Black-Scholes option pricing model. The weighted average fair value for fixed stock option grants was $1.69 per option in 1996 and $2.15 per option in 1995. The weighted average assumptions used include a risk-free interest rate of 6.6 percent in 1996 and 6.4 percent in 1995, expected volatility of 45 percent in 1996 and 60 percent in 1995 and expected lives of 10 years. The pro forma effects on net income for 1996 and 1995 are not representative of future years because they do not take into consideration grants made prior to 1995. No other discounts or restrictions related to vesting or the likelihood of vesting of fixed stock options were applied.

5.  INCOME TAXES
MOXY has $26.5 million of net deferred tax assets as of December 31, 1996 resulting from temporary differences related to MOXY's and its predecessor entities' exploration activities. MOXY has provided a valuation allowance equal to these tax assets because of the expectation of incurring tax losses for at least the near future.

6.  COMMITMENTS AND CONTINGENCIES
Commitments.   MOXY  has  expenditure  commitments of approximately $8.7
million in 1997.

Environmental. Although MOXY has no known environmental liabilities, increasing emphasis on environmental matters could result in additional costs, which would be charged against MOXY's operations in future periods. Present and future environmental laws and regulations applicable to MOXY's operations could require substantial capital expenditures or could adversely affect its operations in other ways that cannot be accurately predicted at this time.

7.  SUPPLEMENTARY OIL AND GAS INFORMATION (Unaudited)
The supplementary information presented below is prepared in accordance with requirements prescribed by the Financial Accounting Standards Board.

Proved Oil and Gas Reserves. Proved oil and gas reserves at December 31, 1996, have been estimated by independent petroleum engineers in accordance with guidelines established by the Securities and Exchange Commission (SEC). Thus, the following reserve estimates are based upon existing economic and operating conditions; they are only estimates and should not be construed as being exact. MOXY's 1996 proved reserves are located in offshore United States waters. Oil, including condensate and plant products, is stated in thousands of barrels and natural gas is in millions of cubic feet.

                                        Oil           Gas
                                    __________   _____________
                                    1996  1995   1996     1995
                                    ____  ____   ____     ____
  Proved reserves:
     Beginning of year               94    262   8,521   9,714
     Revisions of previous
     estimates                       31     54   1,155      88
     Discoveries and extensions      72     -    7,009   4,999
     Production                     (29)   (45)   (631) (1,093)
     Transfer to MCN                  -   (177)     -   (5,187)
                                   ______ _____ _______ ______
     End of year                    168     94   16,054  8,521
                                   ====== ===== ======= ======
  Proved developed reserves:
     End of year                     58     20    7,530    779
                                   ====== ===== ======= =======

Standardized Measure of Discounted Future Net Cash Flows From Proved Oil and Gas Reserves.
MOXY's standardized measure of discounted future net cash flows and changes therein relating to proved oil and gas reserves were computed using reserve valuations based on regulations prescribed by the SEC. These regulations provide for the use of current oil and gas prices (escalated only when known and determinable price changes are provided by contract and law) in the projection of future net cash flows.

                                                        December 31,
                                                      ________________
                                                       1996      1995
                                                      _______  _______
                                                       (In Thousands)

  Future cash flows                                   $66,260  $22,397
  Future costs applicable to future cash flows:
     Production costs                                  (7,805)  (3,834)
     Development and abandonment costs                (12,874)  (7,155)
                                                      ________ ________
  Future net cash flows before income taxes            45,581   11,408
  Future income taxes                                     -        -
                                                      ________ ________
  Future net cash flows                                45,581   11,408
  Discount for estimated timing of net cash flows
  (10% discount rate)                                 (10,240)  (3,078)
                                                      ________ ________
                                                      $35,341  $ 8,330
                                                      ======== ========

The   reserve   and   cash  flow  information  above  includes   amounts
attributable to MOXY's interest in West Cameron Block 503, which in March 1997 MOXY agreed to sell for $2.9 million. Proved undeveloped reserves applicable to MOXY's interest in this field totaled approximately 16 thousand barrels of oil and 3,300 million cubic feet of gas with estimated discounted net cash flows of $3.4 million. MOXY would recognize a gain of approximately $2.3 million upon completion of this sale.

Changes in Standardized Measure of Discounted Future Net Cash Flows From Proved Oil and Gas Reserves.

                                                  Years Ended December 31,
                                                  _________________________
                                                       1996       1995
                                                     ________   ________
                                                          (In Thousands)

  Beginning of year                                   $ 8,330    $ 6,413
  Discoveries and extensions, less related costs       10,837      3,368
  Development costs incurred during the year            6,985      1,750
  Revisions:
     Changes in prices                                 12,894      7,815
     Accretion of discount                                833        641
     Other changes, including revised estimates of
     development costs and rates of production         (2,863)    (3,083)
  Revenues, less production costs                      (1,675)    (1,589)
  Transfer to MCN                                       -         (6,985)
                                                      _________ __________
  End of year                                         $35,341    $ 8,330
                                                      ========= ==========

8.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
                                                                   Net
                                        Operating      Net        Income
                                          Income      Income      (Loss)
                             Revenues     (Loss)      (Loss)     Per Share
                             __________ ___________ __________  ___________
                               (In Thousands, Except Per Share Amounts)
  1996
     1st Quarter              $ 1,073     $(4,453)    $(4,330)     $(0.31)
     2nd Quarter                  949         418a        525a       0.04a
     3rd Quarter                  919      (2,087)     (2,148)      (0.15)
     4th Quarter                1,129      (3,761)     (3,909)      (0.28)
                              _________  __________  __________
                              $ 4,070     $(9,883)b   $(9,862)      (0.71)
                              =========  ==========  ==========
  1995
     1st Quarter              $    55     $(4,051)    $(3,764)     $(0.27)
     2nd Quarter                1,351      (6,134)     (6,251)      (0.45)
     3rd Quarter                1,029      (2,439)c    (2,621)c     (0.19)c
     4th Quarter                  832      (2,175)     (1,999)      (0.15)
                              _________  __________  __________
                              $ 3,267    $(14,799)b  $(14,635)      (1.06)
                              =========  ==========  ==========

a.Includes a reduction to exploration expense of $2.1 million ($0.15 per share) resulting from the reimbursement of previously expensed costs. b.Foreign exploration costs totaled $0.4 million in 1996 and $0.5 million in 1995.
c.Includes $0.4 million ($0.03 per share) for personnel severance and other costs.


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF McMoRan OIL & GAS CO.:

      We have audited the accompanying balance sheets of McMoRan Oil & Gas Co. (a Delaware Corporation) as of December 31, 1996 and 1995 and the related statements of operations and cash flow for the years ended December 31, 1996 and 1995 and for the period from inception through December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of McMoRan Oil & Gas Co. as of December 31, 1996 and 1995 and the results of its operations and its cash flow for the years ended December 31, 1996 and 1995 and for the period from inception through December 31, 1994 in conformity with generally accepted accounting principles.

New Orleans, Louisiana,                       Arthur Andersen LLP
  January 21, 1997

Item 9. Changes in and disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

      Information concerning the Company's directors and officers called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 1997 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11.  Executive Compensation

      Information concerning the compensation of the Company's executives called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 1997 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      Information concerning security ownership of certain beneficial owners and management called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 1997 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

      Information concerning certain relationships and related transactions called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 1997 Annual Meeting of Stockholders and is incorporated herein by reference.

                                PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a)(1).Financial Statements.  Reference is made to Item 8 hereof.

      (a)(2).Financial  Statement  Schedules.  Schedules have  not  been
included  because  they  are  not  required,   not   applicable  or  the
information required has been included elsewhere herein.

      (a)(3).Exhibits. Reference is made to the Exhibit Index beginning on page E-1 hereof.

      (b).  Reports on Form 8-K.   The Company filed a current report on
Form 8-K under Item 5 dated as of December 20, 1996.

                               SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 19, 1997.

                                    McMoRan OIL & GAS Co.


                                    By:     /s/ Richard C. Adkerson
                                         ______________________________
                                                Richard C. Adkerson
                                              Co-Chairman of the Board and
                                                Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 19, 1997.


                 *                     Co-Chairman of the Board and Director
       __________________________
           James R. Moffett

       /s/ Richard C. Adkerson          Co-Chairman of the Board, Chief
       __________________________         Executive Officer and Director
         Richard C. Adkerson               (Principal Executive Officer)
                                            (Principal Financial Officer)

                 *                                     Controller
       ___________________________         (Principal Accounting Officer)
         William J. Blackwell

                 *
        __________________________                     Director
          Robert W. Bruce III


                 *                                      Director
        __________________________
            Robert A. Day

                 *                                      Director
       ___________________________
        William B. Harrison, Jr.

                 *                                      Director
        __________________________
           Bobby Lee Lackey

                 *                                      Director
        __________________________
         Gabrielle K. McDonald

                 *                                      Director
        ___________________________
            George Putnam

                 *                                      Director
        ___________________________
          R. M. Rankin, Jr.

                 *                                      Director
        ___________________________
          J. Taylor Wharton


*By:    /s/ Richard C. Adkerson
       ____________________________
            Richard C. Adkerson
             Attorney-in-Fact


                             McMoRan OIL & GAS CO.

                                 EXHIBIT INDEX

 Exhibit
Number

 2.1 Distribution Agreement dated as of May 1, 1994 between Freeport McMoRan Inc. and the Company. Incorporated by reference to Exhibit 2.1 to Amendment No. 2 to Form 10 as filed with the Commission on May 16, 1994 ("Amendment No. 2").

 3.1 Amended and Restated Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 to the Company's Annual Report for the year ended December 31, 1994 on Form 10-K (the "1994 10-K").

 3.2        Bylaws of the Company.  Incorporated by reference to Exhibit
            3.2 to the Company's 1994 10-K.

 4.1        Form of the Company's Certificate of Designation of Series A
            Participating Cumulative Preferred  Stock.   Incorporated by
            reference to Exhibit 4.1 to Amendment No. 2.

 4.2 Rights Agreement dated as of May 19, 1994 between the Company and Mellon Securities Trust Company, as Rights Agent. Incorporated by reference to Exhibit 4.2 to the Company's 1994 10-K.

 10.1 Amended and Restated Services Agreement, dated as of January 1, 1997, between FM Services Company and the Company.


            Executive Compensation Plans and Arrangements
            (Exhibits 10.2 through 10.6)

 10.2       McMoRan Oil & Gas Co. Adjusted Stock Award Plan, as amended.

 10.3       McMoRan Oil & Gas Co. 1994 Stock Option Plan, as amended.

 10.4       McMoRan   Oil   &   Gas  Co.  1994  Stock  Option  Plan  for
            Non-Employee  Directors, as amended.

 10.5 McMoRan Oil & Gas Co. Performance Incentive Awards Program, as amended. Incoporated by reference to Exhibit 10.5 to the Company's 1995 10-K.

 10.6       Financial   Counseling   and  Tax  Return  Preparation   and
            Certification Program of McMoRan Oil & Gas Co. Incorporated by reference to Exhibit 10.6 to the Company's 1995 10-K.

 10.7 MOXY Participation & Exploration Program Agreement dated as of July 1, 1995 between McMoRan Oil & Gas Co. (MOXY), CoEnergy Central Exploration, Inc. (Central) and MCN Investment Corporation (MCNIC). Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated as of September 19, 1995.

 10.8 Security Agreement and Conveyance of Production Payment dated as of September 27, 1995 between MOXY and MCNIC. Incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K dated as of September 19, 1995.

 10.9 Exploration Agreement dated as of June 13, 1995, between MOXY and Phillips Petroleum Company. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 1995.

   10.10 Exploration Agreement effective July 1, 1996, between MOXY and Freeport-McMoRan Resource Partners, Limited Partnership ("FRP"). Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 1996.

  10.11     Letter  Agreement dated February 28, 1997 between  MOXY  and
            FRP.

 23.1       Consent of Arthur Andersen LLP.

 23.2       Consent of Crescent Technology, Inc.

 24.1 Certified resolution of the Board of Directors of the Company authorizing this report to be signed on behalf of any officer or director pursuant to a Power of Attorney.

 24.2 Powers of Attorney pursuant to which this report has been signed on behalf of certain officers and directors of the Company.

 27.1       Financial Data Schedule.