Form 10-Q
period 1997-03-31
MCMORAN OIL & GAS CO /DE/
filed 1997-05-01
CIK 921941

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                              FORM 10-Q

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

                 For the Quarter Ended March 31, 1997

                    Commission File Number: 0-23870

                          McMoRan Oil & Gas Co.

          Incorporated in Delaware                72-1266477
                                        (IRS Employer Identification No.)

             1615 Poydras Street, New Orleans, Louisiana 70112

    Registrant's telephone number, including area code:  (504) 582-4000

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No



On March 31, 1997, there were issued and outstanding 14,036,519 shares of the registrant's Common Stock, par value $0.01 per share.

                        MCMORAN OIL & GAS CO.
                         TABLE OF CONTENTS

                                                          Page

  Part I.  Financial Information

    Financial Statements:

      Condensed Balance Sheets                              3

      Statements of Operations                              4

      Statements of Cash Flow                               5

      Notes to Financial Statements                         6

      Remarks                                               6

    Report of Independent Public Accountants                6

    Management's Discussion and Analysis
      of Financial Condition and Results of Operations      7

  Part II.  Other Information                               9

    Signature                                               10

  Exhibit Index                                             E-1

                        McMoRan Oil & Gas Co.
                    Part I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.

                        MCMORAN OIL & GAS CO.
                       CONDENSED BALANCE SHEETS
                             (Unaudited)

                                     March 31,    December 31,
                                        1997          1996
                                     ----------    ----------
                                          (In Thousands)
ASSETS
Cash and cash equivalents            $    8,073    $   10,500
Accounts receivable and other             4,425         2,249
                                     ----------    ----------
  Total current assets                   12,498        12,749
Oil and gas properties, net              18,492        18,231
                                     ----------    ----------
Total assets                         $   30,990    $   30,980
                                     ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued
 liabilities                         $   10,615    $    9,411
Current portion of production loan        2,304           366
                                     ----------    ----------
  Total current liabilities              12,919         9,777
Production loan, less current
 portion                                 11,718        12,391
Other liabilities                           461           566
Stockholders' equity                      5,892         8,246
                                     ----------    ----------
Total liabilities and
 stockholders' equity                $   30,990    $   30,980
                                     ==========    ==========

The accompanying notes are an integral part of these financial statements.

                        MCMORAN OIL & GAS CO.
                       STATEMENTS OF OPERATIONS
                             (Unaudited)

                                       Three Months Ended
                                            March 31,
                                     ------------------------
                                        1997          1996
                                     ----------    ----------
                                      (In Thousands, Except
                                        Per Share Amounts)
Revenues:
Oil and gas sales                    $    2,364    $      664
Management fees                             409           409
                                     ----------    ----------
  Total revenues                          2,773         1,073
                                     ----------    ----------
Costs and expenses:
Production and delivery, including
 depreciation and amortization            1,960           398
Exploration expenses                      2,362         4,475
General and administrative expenses         711           653
                                     ----------    ----------
  Total costs and expenses                5,033         5,526
                                     ----------    ----------
Operating loss                           (2,260)       (4,453)
Interest expense                           (360)            -
Other income, net                           131           123
                                     ----------    ----------
Net loss                             $   (2,489)   $   (4,330)
                                     ==========    ==========

Net loss per share                        $(.18)        $(.31)
                                          =====         =====

Average shares outstanding               14,107        13,826
                                         ======        ======



The accompanying notes are an integral part of these financial statements.

                        MCMORAN OIL & GAS CO.
                       STATEMENTS OF CASH FLOW
                             (Unaudited)

                                       Three Months Ended
                                            March 31,
                                     --------------------------
                                        1997         1996
                                     ----------      ----------
                                           (In Thousands)
Cash flow from operating activities:
Net loss                             $   (2,489)   $   (4,330)
Adjustments to reconcile net loss
 to net cash provided by operating
 activities:
  Depreciation and amortization           1,857           177
  Exploration expenses                    2,362         4,475
  (Increase) decrease in working
   capital                                 (427)        2,511
                                     ----------    ----------
Net cash provided by operating
 activities                               1,303         2,833
                                     ----------    ----------

Cash flow from investing activities:
Exploration and development
 expenditures                            (4,995)       (4,002)
                                     ----------    ----------
Net cash used in investing
 activities                              (4,995)       (4,002)
                                     ----------    ----------

Cash flow from financing activities:
Borrowings under  production loan         1,511             -
Repayments under production loan           (246)         (399)
                                     ----------    ----------
Net cash provided by (used in)
 financing activities                     1,265          (399)
                                     ----------    ----------
Net decrease in cash and cash
 equivalents                             (2,427)       (1,568)
Cash and cash equivalents at
 beginning of year                       10,500        10,323
                                     ----------    ----------
Cash and cash equivalents at
 end of period                       $    8,073    $    8,755
                                     ==========    ==========


The accompanying notes are an integral part of these financial statements.

                        McMoRan Oil & Gas Co.
                    NOTES TO FINANCIAL STATEMENTS

1.   EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement No. 128 (FAS 128), "Earnings Per Share", which simplifies the computation of earnings per share. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997 and requires restatement for all prior period earnings per share data presented. Earnings per share calculated in accordance with FAS 128 would have been unchanged for the periods presented.

                          -----------------

                               Remarks

The information furnished herein should be read in conjunction with MOXY's financial statements contained in its 1996 Annual Report to stockholders included in its Annual Report on Form 10-K.

The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the periods. All such adjustments are, in the opinion of management, of a normal recurring nature.



               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
McMoRan Oil & Gas Co.:

We have reviewed the accompanying condensed balance sheet of McMoRan Oil & Gas Co. a (Delaware corporation) as of March 31, 1997, and the related statements of operations and cash flow for the three-month periods ended March 31, 1997 and 1996. These financial statements are the responsibility of the company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of McMoRan Oil & Gas Co. as of December 31, 1996 (not presented herein), and, in our report dated January 21, 1997, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1996, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


                                   ARTHUR ANDERSEN LLP

New Orleans, Louisiana
April 22, 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

McMoRan Oil & Gas Co. (MOXY) is an independent oil and gas company engaged in the exploration, development and production of oil and natural gas. MOXY commenced operations in May 1994 following the distribution of its common stock to the stockholders of Freeport-McMoRan Inc. (FTX) in order to carry on substantially all of the oil and gas exploration activities previously conducted by FTX for its own account. Prior to the distribution, FTX transferred to MOXY $35 million in cash, an inventory of oil and gas exploration prospects and a significant amount of seismic and well log data. MOXY's activities are primarily in the Gulf of Mexico and the onshore Gulf Coast region.

OPERATIONAL ACTIVITIES

During the first quarter of 1997, MOXY had the following activity within its 40 percent owned exploration and development program with MCN Corporation (MCN):

* Daily gross production at the Vermilion Block 160 field averaged approximately 14 million cubic feet (Mmcf) of natural gas and 570 barrels of condensate. Additional drilling on a development well, which discovered approximately 215 feet of net pay in 1996, resulted in the discovery of an additional 47 feet of net pay. MOXY immediately began drilling an additional well to develop the newly discovered reserves. After completion of all drilling activity from the platform, the wells will be completed and could be on stream during the third quarter of 1997, depending on the number of wells drilled. The MOXY/MCN program has a 28 percent revenue interest in this field unit which is subject to re-determination subsequent to final development drilling. In addition, the MOXY/MCN program's interest in two of the four blocks within the Vermilion Block 160 field unit is subject to a 30 percent net profits interest.

*    Production at the Vermilion Block 410 field began in late
December 1996 from the first of the two production platforms.
Production began from the second platform in February 1997.
Daily gross production currently totals approximately 75 Mmcf of gas and is expected to exceed 80 Mmcf of gas after the completion of limited remediation work. The MOXY/MCN program has a 28 percent revenue interest in this field.

* In March 1997, the MOXY/MCN program agreed to sell its interest in West Cameron Block 503 for $7.2 million, $2.9 million net to MOXY. The sale closed in April 1997, with MOXY recognizing a $2.3 million gain and using the proceeds to repay borrowings from MCN.

* New 3-D seismic data was received and mapping began on West Cameron Blocks 616 and 617, as well as on Grand Isle Block 65 and the adjacent Grand Isle Blocks 58 and 59. Depending on the results of analyzing the new seismic data, exploratory drilling could commence during the second half of 1997.

     MOXY was high bidder on seven of the eight leases on which it bid at the OCS Lease Sale 166, held in March 1997. Awarding of the leases is subject to approval by the Minerals Management Service, which is expected during the second quarter of 1997. MOXY's seven high bids totaled $5.5 million. MOXY entered into an agreement with Freeport-McMoRan Resource Partners, Limited Partnership (FRP) pursuant to which FRP will acquire a 50 percent working interest ownership in these leases and will bear 60 percent of the associated acquisition and exploration costs. MCN will have no interest in these new leases.

     In April 1997, MOXY's 25 percent owned exploration joint venture with Phillips Petroleum Company and FRP completed drilling of an exploratory well on the North Bay Junop prospect, the second of two high-risk, high-potential prospects which have been drilled within the joint venture's project area in south Louisiana. The well reached total depth but did not encounter commercial hydrocarbons in the primary objective zones. MOXY is currently reviewing several alternatives regarding shallower potentially productive zones encountered in this well, as well as evaluating other leads for drilling additional wells within the project area which have been identified by 3-D seismic survey.

RESULTS OF OPERATIONS

MOXY reported a net loss of $2.5 million ($0.18 per share) for the first quarter of 1997 compared with a net loss of $4.3 million ($0.31 per share) for the 1996 period. MOXY's 1997 revenues consisted of $2.4 million from its 40 percent share of the MOXY/MCN program's interest in production from the Vermilion Block 160 and 410 fields and $0.4 million from administrative fees earned from the MOXY/MCN program. Revenues for the 1996 period consisted of its revenue interest in the Vermilion Block 160 field and administrative fees earned from the MOXY/MCN program.

     Exploration expenses consisted of the following:

                                        First Quarter
                                     ------------------------
                                      1997           1996
                                     --------      ----------
                                          (In Millions)
Geological and geophysical           $ 1.5          $ 1.2
Exploratory drilling and
 leasehold costs                       0.9            3.3
                                     ------         ------
                                     $ 2.4          $ 4.5
                                     ======         =====

     As a result of anticipated future exploration expenditures, MOXY expects to continue to report losses for at least the near future.

CAPITAL RESOURCES AND LIQUIDITY

Management believes the opportunities for MOXY to discover significant oil and gas reserves can best be achieved through the use of advanced 3-D seismic technology, applied in conjunction with a larger, longer-term exploration program. In late 1996, MOXY entered into an agreement with a geophysical services company pursuant to which MOXY committed to purchase 3-D seismic surveys covering a significant number of lease blocks over a multi-year period. With the anticipated conclusion of the exploration portion of the MOXY/MCN program in mid-1997 ($9.0 million remained to be spent at March 31, 1997), MOXY must secure alternative sources of funding to finance its future exploration activities. Management is currently evaluating options to obtain additional long-term funding, none of which can be considered assured, including entering into one or more new exploration joint ventures, issuing additional equity or undertaking a business combination with another entity.

     MCN did not participate in the new 3-D seismic program discussed above and will have no right to any of the leases acquired as a result of this new seismic data. Furthermore, MCN has indicated that it does not wish to enter into the type of long-term agreement that MOXY believes will best enable MOXY to pursue its future exploration activities. At March 31, 1997, MOXY had $14.0 million of borrowings outstanding from MCN, with an additional $7.5 million of borrowings available from MCN for past expenditures. MOXY's share of net revenues from the program's properties, which includes Vermilion Blocks 160 and 410, and its share of proceeds from the West Cameron Block 503 sale are dedicated to the repayment of the MCN loan.

     MOXY has committed expenditures of approximately $6.5 million for the remainder of 1997, which approximates the remaining available borrowings under the MOXY/MCN program. MOXY's future viability depends on a number of factors, primarily its ability to secure additional funding, the success of its exploration and development activities, the production of its proved reserves and the prices of oil and gas, none of which can be assured because of the uncertainties and risks inherent in oil and gas operations. MOXY's ability to continue its operations beyond the funding provided by the MOXY/MCN program depends on securing additional funding and achieving success in its exploration activities. No payment of dividends to MOXY shareholders is presently contemplated.

     MOXY incurred $5.0 million of cash exploration and development expenditures during the first three months of 1997, principally consisting of $1.6 million for development at Vermilion Blocks 160 and 410, $0.4 million for lease acquisition costs, $0.9 million in drilling and leasehold costs charged to expense and $1.5 million of geological and geophysical costs.

CAUTIONARY STATEMENT

Management's discussion and analysis contains certain forward-looking statements. Important factors that might cause future results to differ from these projections are described in more detail under the heading "Cautionary Statement" in MOXY's Form 10-K for the year ended December 31, 1996.

                      _________________________

The results of operations reported and summarized above are not necessarily indicative of future operating results.

                      PART II--OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

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

                                   McMoRan Oil & Gas Co.

                                   By:/s/William J. Blackwell
                                        -----------------------
                                         William J. Blackwell
                                              Controller
                                       (authorized signatory and
                                      Principal Accounting Officer)

Date:  May 1, 1997

                              McMoRan OIL & GAS CO.

                                 EXHIBIT INDEX

Exhibit
Number



2.1   Distribution Agreement dated as of May 1, 1994 between
Freeport- McMoRan Inc. and the Company.  Incorporated by reference to
Exhibit 2.1 to Amendment No. 2 to Form 10 as filed with the Commission on May 16, 1994 ("Amendment No. 2").

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

10.1 McMoRan Oil & Gas Co. Adjusted Stock Award Plan, as amended.

10.2 McMoRan Oil & Gas Co. 1994 Stock Option Plan, as amended.

10.3  McMoRan Oil & Gas Co. 1994 Stock Option Plan for Non-
Employee Directors, as amended.

27.1  Financial Data Schedule