Form 10-Q
period 1997-06-30
MCMORAN OIL & GAS CO /DE/
filed 1997-08-13
CIK 921941

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                              FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                 For the Quarter Ended June 30, 1997

                   Commission File Number: 0-23870

                         McMoRan Oil & Gas Co.

      Incorporated in Delaware                     72-1266477
                                        (IRS Employer Identification No.)

            1615 Poydras Street, New Orleans, Louisiana 70112

   Registrant's telephone number, including area code:  (504) 582-4000

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No



On June 30, 1997, there were issued and outstanding 14,076,539 shares of the registrant's Common Stock, par value $0.01 per share.

                          McMoRan Oil & Gas Co.
                           TABLE OF CONTENTS

                                                      Page

  Part I.  Financial Information

    Financial Statements:

      Condensed Balance Sheets                          3

      Statements of Operations                          4

      Statements of Cash Flow                           5

      Notes to Financial Statements                     6

    Remarks                                             7

    Report of Independent Public Accountants            8

    Management's Discussion and Analysis
      of Financial Condition and Results of Operations  9

  Part II.  Other Information                          13

  Signature                                            14

  Exhibit Index                                       E-1

                        McMoRan Oil & Gas Co.
                    Part I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.

                        McMoRan Oil & Gas Co.
                       CONDENSED BALANCE SHEETS
                             (Unaudited)

                                      June 30,    December 31,
                                        1997          1996
                                     ----------    ----------
                                          (In Thousands)
ASSETS
Cash and cash equivalents            $    7,142    $   10,500
Accounts receivable and other             4,163         2,249
                                     ----------    ----------
  Total current assets                   11,305        12,749
Oil and gas properties, net              19,322        18,231
                                     ----------    ----------
Total assets                         $   30,627    $   30,980
                                     ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued
 liabilities                         $   12,741    $    9,411
Current portion of production loan        1,640           366
                                     ----------    ----------
  Total current liabilities              14,381         9,777
Production loan, less current
 portion                                 10,980        12,391
Other liabilities                           641           566
Stockholders' equity                      4,625         8,246
                                     ----------    ----------
Total liabilities and stockholders'
 equity                              $   30,627    $   30,980
                                     ==========    ==========

The accompanying notes are an integral part of these financial statements.

                        McMoRan Oil & Gas Co.
                       STATEMENTS OF OPERATIONS
                             (Unaudited)

                         Three Months Ended        Six Months Ended
                              June 30,                 June 30,
                     ------------------------    -----------------------
                        1997          1996          1997          1996
                     ----------    ----------    ----------    ---------
                           (In Thousands, Except Per Share Amounts)
Revenues:
Oil and gas sales    $    1,839    $      540    $    4,203    $    1,204
Management fees             409           409           818           818
                     ----------    ----------    ----------    ----------
  Total revenues          2,248           949         5,021         2,022
                     ----------    ----------    ----------    ----------
Costs and expenses:
Production and
 delivery, including
depreciation and
 amortization             3,352           404         5,312           802
Exploration
 expenses                 1,735          (604)        4,097         3,871
General and
 administrative
 expenses                   642           731         1,353         1,384
Gain on sale of oil
 and gas property        (2,289)            -        (2,289)            -
                     ----------    ----------    ----------    ----------
  Total costs and
   expenses               3,440           531         8,473         6,057
                     ----------    ----------    ----------    ----------
Operating income
 (loss)                  (1,192)          418        (3,452)       (4,035)
Interest expense           (321)           (7)         (681)           (7)
Other income, net           118           114           249           237
                     ----------    ----------    ----------    ----------
Net income (loss)    $   (1,395)   $      525    $   (3,884)   $   (3,805)
                     ==========    ==========    ==========    ==========

Net income (loss)
 per share               $(0.10)        $0.04        $(0.27)       $(0.27)
                         ======         =====        ======        ======

Average shares
 outstanding             14,160        13,867        14,136        13,847
                         ======        ======        ======        ======


The accompanying notes are an integral part of these financial statements.

                        McMoRan Oil & Gas Co.
                       STATEMENTS OF CASH FLOW
                             (Unaudited)

                                     Six Months Ended June 30,
                                     ------------------------
                                        1997          1996
                                     ----------    ----------
                                          (In Thousands)
Cash flow from operating activities:
Net loss                             $   (3,884)   $   (3,805)
Adjustments to reconcile net loss
 to net cash provided by
 operating activities:
  Depreciation and amortization           4,822           343
  Exploration expenses                    4,097         3,871
  Gain on sale of oil and gas
   property                              (2,289)            -
  Decrease in working capital             1,427           766
                                     ----------    ----------
Net cash provided by operating
 activities                               4,173         1,175
                                     ----------    ----------

Cash flow from investing activities:
Exploration and development
 expenditures                           (10,279)      (11,105)
Proceeds from sale of oil and
 gas interests                            2,884         2,059
                                     ----------    ----------
Net cash used in investing
 activities                              (7,395)       (9,046)
                                     ----------    ----------

Cash flow from financing activities:
Borrowings under  production loan         4,741         1,377
Repayments under production loan         (4,877)            -
                                     ----------    ----------
Net cash provided by (used in)
 financing activities                      (136)        1,377
                                     ----------    ----------
Net decrease in cash and cash
 equivalents                             (3,358)       (6,494)
Cash and cash equivalents at
 beginning of year                       10,500        10,323
                                     ----------    ----------
Cash and cash equivalents at
 end of period                       $    7,142    $    3,829
                                     ==========    ==========

The accompanying notes are an integral part of these financial statements.

                        McMoRan Oil & Gas Co.
                    NOTES TO FINANCIAL STATEMENTS

1.   PLAN OF RECAPITALIZATION
On July 14, 1997, McMoRan Oil & Gas Co. (MOXY) and Freeport-McMoRan Resource Partners, Limited Partnership (FRP) entered into an agreement pursuant to which, subject to completion of the Rights Offering (as described below), MOXY will acquire the two producing oil and gas properties (the Producing Properties) developed as part of MOXY's exploratory drilling program (MOXY/MCN Program) with affiliates of MCN Energy Group Inc. (MCN) for $26.0 million, subject to adjustment, and repay all of the indebtedness incurred by MOXY under the MOXY/MCN Program. Upon MOXY's acquisition of the Producing Properties, MOXY and FRP have agreed to terminate the MOXY/MCN Program and enter into an aggregate $200 million multi-year oil and gas exploration program (MOXY/FRP Exploration Program) to explore and develop prospects primarily offshore in the Gulf of Mexico and onshore in the Gulf Coast area. In addition, MOXY and FRP will contribute their interest in the seven offshore leases acquired earlier this year to the MOXY/FRP Exploration Program. MOXY and FRP will fund 40% and 60%, respectively, of the exploration costs and all revenues and other costs will be shared equally.

     In August 1997, FRP acquired MCN's interest in the MOXY/MCN
Program, which includes the Producing Properties and other exploratory properties for $31.0 million, subject to adjustment, and an additional amount equal to the amount loaned by MCN to MOXY.

     To provide capital for these transactions, MOXY intends to undertake a rights offering (Rights Offering) pursuant to which MOXY anticipates issuing approximately 28.6 million shares of common stock for an aggregate of approximately $100 million, inclusive of FRP's standby purchase agreement. Through its standby purchase agreement (Standby Commitment), FRP has agreed to purchase at the subscription price all shares that are offered but not purchased pursuant to the exercise of Rights. Additionally, if FRP does not acquire at least 30% of MOXY's outstanding common stock pursuant to its Standby Commitment, it will have the option to purchase at the subscription price up to a 30% ownership interest in MOXY after giving effect to the Rights Offering, the Standby Commitment and the exercise of the option.

     The Rights Offering, the Standby Commitment, the acquisition of the Producing Properties from FRP, the establishment of the MOXY/FRP Exploration Program and the other transactions contemplated thereby (the Recapitalization Transactions) are subject to approval by MOXY's stockholders. A registration statement relating to the Rights Offering has been filed with the Securities and Exchange Commission, but has not yet been declared effective.

     On July 28, 1997 Freeport-McMoRan Inc. (FTX), owner of 51.6% of FRP, and IMC Global Inc. (IGL) announced entering into a letter of intent to merge through an exchange of common shares, with IGL as the surviving entity. Three new positions on the IGL Board of Directors will be held by representatives of FTX management and shareholders. The proposed merger is subject to negotiation of a definitive agreement and appropriate approvals. The definitive merger agreement is expected to be completed within approximately 30 days, with completion of the merger transaction by the end of 1997. The merger will have no effect on the proposed MOXY/FRP Exploration Program or the other transactions between MOXY and FRP discussed above.

2.   NEW ACCOUNTING STANDARDS
In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share," which simplifies the computation of earnings per share. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997 and requires restatement for all prior period earnings per share data presented. Earnings per share calculated in accordance with SFAS 128 would have been unchanged for the periods presented.

     In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income," and SFAS 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS 130 establishes standards for the reporting and display of comprehensive income in the financial statements. Comprehensive income is the total of net income and all other non-owner changes in equity. SFAS 131 requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. SFAS 130 and 131 are effective for 1998. Adoption of these standards is not expected to have an effect on MOXY's financial statements, financial position or results of operations.

                          -----------------

                               Remarks

The information furnished herein should be read in conjunction with MOXY's financial statements contained in its 1996 Annual Report to stockholders and included in its Annual Report on Form 10-K.

The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the periods. All such adjustments are, in the opinion of management, of a normal recurring nature.

               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of McMoRan Oil & Gas Co.:

We have reviewed the accompanying condensed balance sheet of McMoRan Oil & Gas Co. a (Delaware corporation) as of June 30, 1997, and the related statements of operations for the three-month and six-month periods ended June 30, 1997 and 1996 and the statements of cash flow for the six-month periods ended June 30, 1997 and 1996. These financial statements are the responsibility of the company's management.

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

New Orleans, Louisiana,
July 22, 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

    McMoRan Oil & Gas Co. (MOXY) is an independent oil and gas company engaged in the exploration, development and production of oil and natural gas. MOXY commenced operations in May 1994 following the distribution of its common stock to the stockholders of Freeport-McMoRan Inc. (FTX) in order to carry on substantially all of the oil and gas exploration activities previously conducted by FTX. MOXY and its predecessors have conducted exploration, development and production operations offshore in the Gulf and onshore in the Gulf Coast and other areas for more than 25 years, which have provided MOXY with an extensive geological and geophysical database and significant technical and operational expertise. MOXY expects to continue to concentrate its efforts in this selected geographic area where its management team has significant exploration experience.

     MOXY's business strategy is to create value for its stockholders through the discovery of oil and gas reserves in its exploration and development activities. Management believes that MOXY has significant opportunities to discover meaningful oil and gas reserves and that these opportunities can best be achieved through the use of advanced 3-D seismic technology, applied in conjunction with an expanded, multi-year exploration program. Moreover, MOXY believes that its recent and continuing acquisitions of 3-D seismic data will continue to improve its ability to interpret subsurface geology and allow it to develop a larger inventory of high-quality prospects which it can pursue at offshore lease sales and through farm-in opportunities offshore in the Gulf and onshore in the Gulf Coast areas.

CAPITAL RESOURCES AND LIQUIDITY

     During 1995, MOXY established joint ventures with affiliates of MCN Energy Group Inc. (MCN) and Phillips Petroleum Company (Phillips) which provided MOXY with an inflow of funds. Thus far, MOXY has interests in two producing fields in the Gulf, the Vermilion Block 160 and Vermilion Block 410 fields (the Producing Properties). MOXY will have expended essentially all of its capital resources by the end of 1997 and requires significant additional capital to continue its exploration activities. Moreover, MOXY believes that it is important to obtain sufficient capital to enable it to participate in a broader range of exploration prospects.

     In mid-1996, with the pending completion of the exploration portion of the MOXY/MCN Program, management began evaluating options to obtain additional long-term funding for its planned exploration and development activities, including entering into one or more new long-term exploration joint ventures (MCN later indicated that it did not wish to enter into a long-term exploration program), issuing additional equity or undertaking a business combination with another entity. MOXY ultimately decided to undertake the Rights Offering (discussed below), which would allow it to recapitalize, to restructure its current exploration and development operations, and to engage in a significantly expanded and more diversified, multi-year exploratory drilling program.

     If MOXY shareholders approve the Recapitalization Transactions (as described in Note 1), MOXY expects to raise net proceeds of approximately $93 million pursuant to the Rights Offering to enable MOXY to acquire MCN's interest in the Producing Properties and to retire MOXY's debt incurred in connection with the MOXY/MCN Program (both of which FRP recently purchased from MCN). Furthermore, the remaining cash proceeds would provide MOXY with the funding necessary to participate in the aggregate $200 million multi-year MOXY/FRP Exploration Program (discussed below). MOXY would retain 100% of the MOXY/MCN Program's interest in the Producing Properties and would dedicate the exploration properties which were subject to the MOXY/MCN Program to the MOXY/FRP Exploration Program.

     MOXY and FRP plan to establish, subject to completion of the Rights Offering, the MOXY/FRP Exploration Program to explore and develop exploratory prospects primarily in the Gulf and onshore in the Gulf Coast area. MOXY would manage the program, selecting all prospects and drilling opportunities, and would serve as operator of the MOXY/FRP Exploration Program. MOXY and FRP would commit $200 million for exploration expenditures to be incurred under the program, which would be shared 40% by MOXY and 60% by FRP. All other costs and revenues would be shared equally. The MOXY/FRP Exploration Program would include the seven leases recently purchased by MOXY for $5.5 million at the

OCS Lease Sale 166, held in March 1997 and the exploration properties currently involved in the MOXY/MCN Program.

     If the stockholders do not approve the Recapitalization Transactions, the Rights Offering will not be completed and FRP will retain MCN's interest in the MOXY/MCN Program, which includes MCN's interest in the Producing Properties and all other exploratory properties subject to the MOXY/MCN Program. FRP will have the obligation to fund, and extend credit to MOXY to fund, any exploration and development costs that may be committed under the amended MOXY/MCN Program and any other amounts that may be borrowed by MOXY thereunder. FRP will not be obligated to fund any other exploratory prospects. As a result, MOXY will be forced to secure alternative sources of financing to support its current operations and fund any future exploration and development activities beyond the financing available under the MOXY/MCN Program ($5.7 million available at June 30, 1997). Such alternative sources could include additional equity or debt financing, the sale of all or part of MOXY's assets (MOXY's share of the net revenues generated from the Producing Properties is dedicated to repay indebtedness incurred under the MOXY/MCN Program) or other partnership or joint venture transactions. There can be no assurance that alternative financing will be available on acceptable terms, if at all, or that MOXY would be a viable business enterprise.

     MOXY incurred $10.3 million of cash exploration and development expenditures during the first six months of 1997, principally consisting of $3.4 million for development at Vermilion Blocks 160 and 410, $2.2 million for lease acquisition costs, $1.0 million in drilling and leasehold costs charged to expense and $3.1 million of geological and geophysical costs. Exploration expenditures would be expected to increase following the completion of the Rights Offering and the initiation of the MOXY/FRP Exploration Program.

OPERATIONAL ACTIVITIES

    MOXY's recent exploration activities in the Gulf of Mexico have been conducted primarily through the MOXY/MCN Program in which MOXY currently holds a 40% interest. As noted earlier, FRP acquired MCN's interest in the MOXY/MCN Program in August 1997. Upon successful completion of the Rights Offering, MOXY would purchase FRP's interest in the Producing Properties and MOXY and FRP would dedicate all other oil and gas properties subject to the MOXY/MCN Program to the new MOXY/FRP Exploration Program. As noted earlier, if the stockholders do not approve the Recapitalization Transactions, the Rights Offering will not be completed, and FRP will retain its interest in the MCN Properties.

Recent activities within the MOXY/MCN Program follow:

* During the fourth quarter of 1996, a development well at the Vermilion Block 160 field discovered new reserves from eight gas sands with approximately 215 feet of net pay. Drilling on this well was completed in the first quarter of 1997, discovering an additional 47 feet of net gas pay. During the second quarter of 1997, a second development well to develop the newly discovered reserves encountered 244 feet of net gas pay from six sands. A third development well is currently drilling. The MOXY/MCN Program has a 28% net revenue interest in this field which is subject to re-determination subsequent to final development drilling. In addition, the interest in two of the four blocks within the Vermilion Block 160 field unit is subject to a 30% net profits interest. Daily gross production from the field averaged approximately 10 million cubic feet (Mmcf) of natural gas and 380 barrels of condensate during the second quarter. Production from the new development wells is expected to commence during the second half of 1997.

* In late December 1996, installation of the production platforms and related facilities at the Vermilion Block 410 field was completed and production began from one of the two platforms. Production began from the second platform in February 1997. The MOXY/MCN Program has a 28% net revenue interest in this field. Daily gross production currently totals approximately 70 Mmcf of gas.

* MOXY has contracted for a jack-up drilling rig, which is expected to be available in the third quarter of 1997, for drilling at West Cameron Block 616/617. The initial discovery well on West Cameron Block 616 encountered several gas-bearing zones with a total of 190 feet of net gas pay.

* During the second quarter of 1997, the MOXY/MCN Program acquired a 50% working interest in Eugene Island Blocks 18/19 from Shell Offshore Inc. (SOI) in exchange for a 50% working interest in the MOXY/MCN Program's West Cameron Block 492. SOI, as operator, is currently drilling an exploratory well on Eugene Island Block 19.

* In July 1997, drilling commenced on the #2 exploratory well at the MOXY/MCN Program's Vermilion Block 159 prospect. This prospect is located at a remote location from the existing Vermilion Block 160 field. The MOXY/MCN Program has a 60% working interest and 42.3% net revenue interest.

* In April 1997, the MOXY/MCN Program sold its interest in West Cameron Block 503 for $7.2 million ($2.9 million net to MOXY) with MOXY recognizing a $2.3 million gain. The proceeds were used to repay borrowings from MCN.

* Drilling completed in August 1997 at Grand Isle Block 65 was unsuccessful in discovering hydrocarbons in commercial quantities. MOXY is currently evaluating its alternatives regarding this block.

     MOXY's drilling activities in the onshore Gulf Coast region have taken place through its 25% owned joint venture with Phillips and FRP, which covers a project area in south Louisiana, as follows:

* In April 1997, MOXY completed drilling of an exploratory well on the North Bay Junop prospect, the second of two high-risk, high-potential prospects which have been drilled within the project area. The well reached total depth but did not encounter commercial hydrocarbons in the primary objective zones. MOXY completed the well in a shallower zone with approximately 25 feet of net gas pay. The well was flow tested at a rate of 5.3 Mmcf of gas and 93 barrels of condensate per day. Because of the complexity of the salt dome geology and potentially limited reservoir size, production performance will be required to determine the reserve volumes associated with this completion. The joint venture partners are assessing additional prospects in the area which may result in future exploratory drilling.

     Outside of MOXY's joint venture agreements, MOXY committed to a one year contract for a jack-up rig capable of drilling in water depths of up to 150 feet. In addition, MOXY signed a one-well contract with an option for additional wells for a jack-up rig capable of drilling in water depths of up to 350 feet.

RESULTS OF OPERATIONS

                          Second Quarter               Six Months
                     ------------------------    -----------------------
                        1997          1996          1997          1996
                     ----------    ----------    ----------    ---------
                                        (In Millions)
Oil and gas sales    $      1.8    $      0.5    $      4.2    $      1.2
Management fees             0.4           0.4           0.8           0.8
                     ----------    ----------    ----------    ----------
                     $      2.2    $      0.9    $      5.0    $      2.0
                     ==========    ==========    ==========    ==========

     MOXY's oil and gas sales began in the first quarter of 1995 with the commencement of production at the Vermilion Block 160 field. In December 1996, production began from the first of two production platforms at the MOXY/MCN Program's Vermilion Block 410 field, with production from the second platform commencing in February 1997. As noted above, upon successful completion of the Rights Offering, MOXY intends to purchase the MCN interest in the Vermilion Block 160 and 410 fields.

     Depreciation in 1997 reflects Vermilion Block 410 which began production in late 1996 as discussed above. During the second quarter of 1997, the proved reserves initially assigned to this property were adjusted downward on the basis of production experience, and additional depreciation of $1.0 million was recognized. Net capitalized costs of this property approximate its undiscounted estimated future net cash flows.

Exploration expenses consisted of the following:

                          Second Quarter               Six Months
                     ------------------------    -----------------------
                        1997          1996          1997          1996
                     ----------    ----------    ----------    ---------
                                        (In Millions)
Geological and
 geophysical         $      1.6    $      1.5    $      3.1    $      3.0
Exploratory drilling
 and leasehold costs        0.1          (2.1)a         1.0           0.9a
                     ----------    ----------    ----------    ----------
                     $      1.7    $     (0.6)   $      4.1    $      3.9
                     ==========    ==========    ==========    ==========

a. Includes a $2.1 million reimbursement of previously expensed costs.

     Interest expense increased during the 1997 periods because of higher average debt levels.

     As a result of anticipated future exploration expenditures, MOXY expects to continue to report operating losses for at least the near future.

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

CAUTIONARY STATEMENT

      Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. All statements other than statements of historical fact included in this report, including, without limitation, statements regarding plans and objectives of MOXY's management for future operations and MOXY's exploration and development activities are forward-looking statements.

     Important factors that could cause actual results to differ materially from MOXY's expectations include, without limitation, economic and business conditions, general development risks such as weather conditions and shortages of supplies and equipment and hazards and risks inherent with the production of oil and gas, such as fires, natural disasters, blowouts and the encountering of formations with abnormal pressures, changes in laws or regulations and other factors, many of which are beyond the control of MOXY. Further information regarding these and other factors that may cause MOXY's future performance to differ from that projected in the forward-looking statements are described in more detail in MOXY's Form 10-K for the year ended December 31, 1996.

                      _________________________

The results of operations reported and summarized above are not necessarily indicative of future operating results.

                      PART II--OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.

     (a) The Annual Meeting of Stockholders of the Company was held on May 8, 1997 (the Annual Meeting). Proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

     (b) At the Annual Meeting, William B. Harrison, Jr. and J. Taylor Wharton were elected to serve until the 2000 annual meeting of stockholders. In addition to the directors elected at the Annual Meeting, the terms of the following directors continued after the Annual Meeting: Richard C. Adkerson, Robert W. Bruce III, Robert A. Day, Bobby Lee Lackey, Gabrielle K. McDonald, James R. Moffett, George Putnam and B. M. Rankin, Jr.

     (c) At the Annual Meeting, holders of shares of the Company's Common Stock elected two directors with the number of votes cast for or withheld from each nominee as follows:

            Name                          For           Withheld
            ----                          ---           --------
        William B. Harrison, Jr.       13,042,935        62,491
        J. Taylor Wharton              13,036,498        68,928


With respect to the election of directors, there were no abstentions or broker non-votes.

     At the Annual Meeting, the stockholders also voted on and approved a proposal to ratify the appointment of Arthur Andersen LLP to act as the independent auditors to audit the financial statements of the Company and its subsidiaries for the year 1997. Holders of 13,057,450 shares voted for, holders of 22,011 shares voted against and holders of 25,965 shares abstained from voting on, such proposal. There were no broker non-votes with respect to such proposal.

Item 6.   Exhibits and Reports on Form 8-K.

(a) The exhibits to this report are listed in the Exhibit Index appearing on page E-1 hereof.

(b) During the quarter for which this report is filed, the registrant filed one Current Report on Form 8-K on May 9, 1997 under Item 5.

                        McMoRan Oil & Gas Co.
                              SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   McMoRan Oil & Gas Co.

                                   By:  /s/C. Donald Whitmire, Jr.
                                        --------------------------
                                           C. Donald Whitmire, Jr.

                                                  Controller
                                          (authorized signatory and
                                        Principal Accounting Officer)

Date:  August 12, 1997

                           McMoRan OIL & GAS CO.
                              EXHIBIT INDEX

 Exhibit
 Number

2.1     Distribution Agreement dated as of May 1, 1994 between
        Freeport-McMoRan Inc. and the Company.  Incorporated by reference to
        Exhibit 2.1 to Amendment No. 2 to Form 10 as filed with the Commission on May 16, 1994 ("Amendment No. 2").

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

10.1    Master Agreement dated July 14, 1997 between McMoRan Oil
        & Gas Co. and Freeport-McMoRan Resource Partners, Limited Partnership. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated as of July 14, 1997 (the "July 14, 1997 8-K").

10.2    Standby Purchase Agreement dated July 14, 1997 between
        McMoRan Oil & Gas Co. and Freeport-McMoRan Resource Partners, Limited Partnership. Incorporated by reference to Exhibit 10. 2 to the July 14, 1997 8-K.

10.3    Form of Stockholder Agreement between McMoRan Oil & Gas
        Co. and Freeport-McMoRan Resource Partners, Limited Partnership. Incorporated by reference to Exhibit 10.3 to the July 14, 1997 8-K.

10.4 Purchase and Sale Agreement dated July 11, 1997 by and among FRP, MCNIC Oil & Gas Properties, Inc., MCN Investment Corporation and MOXY. Incorporated by reference to Exhibit 10.4 to the July 14, 1997 8-K.

10.5    Form of Participation Agreement between McMoRan Oil &
        Gas Co. and Freeport-McMoRan Resource Partners, Limited Partnership. Incorporated by reference to Exhibit 10.5 to the July 14, 1997 8-K.

10.6    Form of Amendment to the MOXY Participation and
        Exploration Program Agreement dated as of July 1, 1995 between McMoRan Oil & Gas Co., CoEnergy Central Exploration, Inc. and MCN Investment Corporation. Incorporated by reference to Exhibit 10.6 to the July 14, 1997 8-K.

10.7    Amendment No. 1 dated July 14, 1997 to the Rights
        Agreement dated as of May 19, 1994 between McMoRan Oil & Gas Co. and Mellon Securities Trust Company, as Rights Agent. Incorporated by reference to Exhibit 10.7 to the July 14, 1997 8-K.

10.8    1994 Stock Option Plan, as amended.

15.1 Letter dated July 22, 1997 from Arthur Andersen LLP regarding unaudited interim financial statements.

27.1    Financial Data Schedule