Form 10-K/A
period 1996-12-31
MCMORAN OIL & GAS CO /DE/
filed 1997-09-24
CIK 921941

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                             Form 10-K/A
                           Amendment No. 1

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

     DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's proxy statement filed with the Securities and Exchange Commission in connection with the registrant's 1997 annual meeting of stockholders are incorporated by reference into
Part III hereof.

                        McMoRan Oil & Gas Co.
                    Annual Report on Form 10-K for
               the Fiscal Year Ended December 31, 1996


      This Amendment No. 1 to the Annual Report on Form 10-K is being filed by McMoRan Oil & Gas Co. ("MOXY" or the "Company") to amend the following items:

Item 6.         Selected Financial Data
Item 7.         Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
Item 8.         Financial Statements and Supplementary Data

Signatures

Exhibit Index




Item 6.  Selected Financial Data

     The following table sets forth selected historical financial data for the Company for each of the three years in the period ended December 31, 1996 (since inception). The annual historical information is derived from the audited financial statements of the Company and is not necessarily indicative of future results. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's historical financial statements and notes thereto.

                                         Years Ended December 31,
                                     --------------------------------
                                         1996          1995       1994
                                     ----------    ----------    ----------
                                    (In thousands, except per share amounts)
Statement of Operations Data:
Revenues:
  Oil and gas sales                  $    2,434    $    2,722    $      174
  Management fees                         1,636           545             -
                                     ----------    ----------    ----------
  Total revenues                          4,070         3,267           174
                                     ----------    ----------    ----------
Costs and expenses:
  Production and delivery, including
   depreciation and amortization          1,500         2,623             -
  Exploration expenses                    9,818        11,756        15,518
  General and administrative
   expenses                               2,635         3,687         2,338
                                     ----------    ----------    ----------
  Total costs and expenses               13,953        18,066        17,856
                                     ----------    ----------    ----------
Operating loss                           (9,883)      (14,799)      (17,682)
Interest expense                           (403)            -             -
Other income, net                           424           164         2,482
                                     ----------    ----------    ----------
Net loss                             $   (9,862)   $  (14,635)   $  (15,200)
                                     ==========    ==========    ==========

Net loss per share                   $    (0.71)   $    (1.06)   $    (1.10)
                                     ==========    ==========    ==========

Average shares outstanding               13,898        13,772        13,770
                                     ==========    ==========    ==========

Balance Sheet Data (at end of period):
Working capital                      $    2,972    $    8,257    $   15,063
Oil and gas properties, net              18,231         9,878        17,094
Production loan, less current
 portion                                 12,391           530             -
Total assets                             30,980        21,633        34,425
Stockholders' equity                      8,246        17,605        32,157

(1)  Reflects the period since inception (May 1994).


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     MOXY is an independent oil and gas company engaged in the exploration, development and production of oil and natural gas. MOXY commenced operations in May 1994 following the distribution of its common stock to the stockholders of Freeport McMoRan Inc. (FTX) in order to carry on substantially all of the oil and gas exploration activities previously conducted by FTX. MOXY and its predecessors have conducted exploration, development and production operations offshore in the Gulf of Mexico and onshore in the Gulf Coast and other areas for more than 25 years, which have provided MOXY with an extensive geological and geophysical database and significant technical and operational expertise. MOXY expects to continue to concentrate its efforts in this selected geographic area where its management team has significant exploration experience.

OPERATIONAL ACTIVITIES

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

                                        1994 (1)     1995         1996
                                     ----------    ----------    ----------
Revenues (in millions):
  Oil and gas sales                  $       .2    $      2.7    $      2.4
  Management fees                             -            .6           1.7
                                     ----------    ----------    ----------
                                     $       .2    $      3.3    $      4.1
                                     ==========    ==========    ==========
Production quantities:
  Gas (Mcf)                                   -     1,093,000       631,000
  Oil (barrels)                               -        45,000        29,000

Average realization:
  Gas (per Mcf)                               -    $     1.63    $     2.72
  Oil (per barrel)                            -    $    18.83    $    22.22

  (1)  Inception (May 1994) through December 31,1994.

     MOXY's revenues upon formation were limited to amounts received form various overriding royalty interests. In late March 1995, MOXY began production from its Vermilion Block 160 field. In mid-September 1995, MOXY formed the MOXY/MCN Program which resulted in 60% of MOXY's revenues in the Vermilion Block 160 field being conveyed to MCN. The commencement of production at the Vermilion Block 410 field, discussed earlier, will benefit MOXY's future revenue levels.

     MCN agreed to pay MOXY a total management fee of $3.0 million covering an approximate two-year period following formation of the MOXY/MCN Program. MOXY is recognizing this as management fee income equally over this period.

                                       1994 (1)       1995         1996
                                     ----------    ----------    ---------
                                   (In millions, except per share amounts)

Production and delivery, including
 depreciation and amortization       $        -    $      2.6    $      1.5
Exploration Expenses:
  Geological and geophysical         $      6.0    $      9.8    $      6.3
  Exploratory drilling and
   leasehold costs                          9.5           2.0           5.6
  Reimbursement of previously
   expensed costs (Note 3)                    -             -          (2.1)
                                     ----------    ----------    ----------
                                     $     15.5    $     11.8    $      9.8
                                     ==========    ==========    ==========
Operating loss                       $    (17.7)   $    (14.8)   $     (9.9)
Net loss                             $    (15.2)   $    (14.6)   $     (9.9)
Net loss per share                   $    (1.10)   $    (1.06)   $     (.71)

(1)  Inception (May 1994) through December 31, 1994.

     The fluctuations in MOXY's production and delivery costs and depreciation and amortization expenses are consistent with the changes in production quantities referenced above.

     MOXY's geological and geophysical costs, which consist primarily of costs to acquire and interpret 3-D seismic data, increased during 1995 primarily because of the significant acquisition of 3-D seismic survey data covering the project area owned by MOXY's joint venture with Phillips and FRP. MOXY's unsuccessful exploratory drilling and leasehold costs fluctuate from period to period based on the related drilling results and the amount of costs involved in the project. Exploratory drilling and leasehold costs in 1994 included costs related to four unsuccessful drilling projects, whereas 1995 included only one unsuccessful drilling project. There were four unsuccessful drilling projects during 1996.

     General and administrative expenses totaled $2.6 million in 1996, $3.7 million in 1995 and $2.3 million in the 1994 period. The decline from 1995 resulted from steps taken in the third quarter of 1995 to reduce costs. These actions included a reduction in the number of employees and in the costs of consulting arrangements and administrative and managerial services (Note 4).

     Interest expense totaled $0.4 million for the 1996 year versus zero for 1995 and 1994, reflecting the increased borrowings from MCN (initiated in mid-1996) to fund MOXY's share of exploration and development expenditures.

     As a result of anticipated future exploration expenditures, MOXY expects to continue to report operating losses for a least the near future.


CAPITAL RESOURCES AND LIQUIDITY

     The MCN and Phillips joint ventures resulted in MOXY receiving a significant inflow of funds which enabled MOXY to secure funding for its exploration and development activities for 1996 and 1997.
However, by the end of 1997 MOXY will have expended essentially all of its capital resources on its currently committed exploration and development expenditures. The primary funding source for MOXY's capital expenditures has been the MOXY/MCN program loan. MOXY believes obtaining sufficient additional capital for any subsequent exploration or development expenditures, as well as for additional exploration opportunities yet to be specifically identified, is necessary to provide enhanced opportunity for growth in reserves, production and cash flow. If additional capital is not obtained, MOXY will be forced to forgo such growth opportunities, and a significant portion of MOXY's cash flow will be dedicated to repaying MCN for amounts borrowed by MOXY for its currently committed expenditures.

     Management is currently evaluating options to obtain additional long-term funding for its future exploration and development activities, none of which can be considered assured, including entering into one or more new long-term exploration joint ventures, issuing additional equity or undertaking a business combination with another entity. Management believes the opportunities for MOXY to discover meaningful oil and gas reserves are significant and that these opportunities can best be achieved through the use of advanced 3-D seismic technology, applied in conjunction with a larger, longer-term exploration program. As such, MOXY entered into an agreement with a geophysical services company pursuant to which MOXY committed to purchase 3-D seismic surveys covering a significant number of lease blocks over a multi-year period.

     The $35 million exploration portion of the MOXY/MCN program's funding is expected to be reached in mid-1997 ($25.9 million had been spent at December 31, 1996). The MOXY/MCN program agreement contains an option for MCN to extend the program by joining in for an additional commitment of $32.5 million in exploration expenditures and the continued availability of MOXY's line of credit. However, MCN did not participate in the new 3-D seismic program discussed above and will have no right to any of the leases acquired as a result of this new seismic data. Furthermore, MCN did not wish to enter into the type of long-term agreement MOXY believes is necessary to best pursue its future exploration activities. MCN will continue to provide funding for future development costs on the MOXY/MCN program's properties without any extension of the program agreement. However, MOXY will be forced to secure alternative sources of financing to support its operations and fund any future explorations and development activities beyond the financing available under the MOXY/MCN program. Such alternative sources could include additional debt or equity financing, the sale of all or part of MOXY's assets (MOXY's share of net revenues generated from Vermilion Blocks 160 and 410 is dedicated to repaying indebtedness incurred under the MOXY/MCN program) or other partnership or joint venture transactions. There can be no assurance that alternative financing will be available on acceptable terms, if at all, or that MOXY will be a viable enterprise. No payment of dividends to MOXY's shareholders is presently contemplated.

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

     Important factors that could cause actual results to differ materially from MOXY's expectations include, without limitation, exploratory drilling results, economic and business conditions, general development risks and hazards and risks inherent with the production of oil and gas, such as fires, natural disasters, blowouts and the encountering of formations with abnormal pressures, changes in laws or regulations and other factors, many of which are beyond the control of MOXY. Further information regarding these and other factors that may cause MOXY's future performance to differ from that projected in the forward-looking statements are described in more detail in MOXY's Form 10-K for the year ended December 31, 1996.

                      __________________________

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

James R. Moffett              Richard C. Adkerson
Co-Chairman of the Board      Co-Chairman of the Board and
                              Chief Executive Officer

Item 8.  Financial Statements and Supplementary Data

                        McMoRan OIL & GAS CO.
                            BALANCE SHEETS

                                           December 31,
                                     ------------------------
                                        1996          1995
                                     ----------    ----------
                                          (In Thousands)
ASSETS
Current assets:
Cash and cash equivalents            $   10,500    $   10,323
Accounts receivable and other             2,249         1,432
                                     ----------    ----------
  Total current assets                   12,749        11,755
                                     ----------    ----------
Oil and gas properties -successful
 efforts method:
  Unevaluated                             2,173         1,869
  Proved                                 17,341         8,661
                                     ----------    ----------
                                         19,514        10,530
Less accumulated depreciation and
 amortization                             1,283           652
                                     ----------    ----------
  Net oil and gas properties             18,231         9,878
                                     ----------    ----------
Total assets                         $   30,980    $   21,633
                                     ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued
 liabilities                         $    9,411    $    3,405
Current portion of production loan          366            93
                                     ----------    ----------
  Total current liabilities               9,777         3,498
Production loan, less current
 portion                                 12,391           530
Other liabilities                           566             -
Stockholders' equity:
Preferred stock, par value $0.01,
 50,000,000 shares authorized
 and unissued                                 -             -
Common stock, par value $0.01,
 150,000,000 shares authorized,
 13,989,317 shares and 13,798,784
 shares issued and outstanding              140           138
Capital in excess of par value of
 common stock                            47,803        47,302
Accumulated deficit                     (39,697)      (29,835)
                                     ----------    ----------
                                          8,246        17,605
                                     ----------    ----------
Total liabilities and
 stockholders' equity                $   30,980    $   21,633
                                     ==========    ==========

The accompanying notes are an integral part of these financial statements.

                        McMoRan OIL & GAS CO.
                       STATEMENTS OF OPERATIONS

                                                                 Inception
                                                                  through
                                     Years Ended December 31,    December 31,
                                     ------------------------    ----------
                                         1996         1995          1994
                                     ----------    ----------    ----------
                                     (In Thousands, Except Per Share Amounts)
Revenues:
Oil and gas sales                    $    2,434    $    2,722    $      174
Management fees                           1,636           545             -
                                     ----------    ----------    ----------
  Total revenues                          4,070         3,267           174
                                     ----------    ----------    ----------
Costs and expenses:
Production and delivery, including
 depreciation and amortization            1,500         2,623             -
Exploration expenses                      9,818        11,756        15,518
General and administrative expenses       2,635         3,687         2,338
                                     ----------    ----------    ----------
  Total costs and expenses               13,953        18,066        17,856
                                     ----------    ----------    ----------
Operating loss                           (9,883)      (14,799)      (17,682)
Other income, net                            21           164         2,482
                                     ----------    ----------    ----------
Net loss                             $   (9,862)   $  (14,635)   $  (15,200)
                                     ==========    ==========    ==========

Net loss per share                   $    (0.71)   $    (1.06)   $    (1.10)
                                     ==========    ==========    ==========

Average shares outstanding               13,898        13,772        13,770
                                     ==========    ==========    ==========

The accompanying notes are an integral part of these financial statements.

                        McMoRan OIL & GAS CO.
                       STATEMENTS OF CASH FLOW

                                                                 Inception
                                                                  through
                                     Years Ended December 31,    December 31,
                                     ------------------------    ----------
                                         1996         1995          1994
                                     ----------    ----------    ----------
                                                 (In Thousands)
Cash flow from operating activities:
Net loss                             $   (9,862)   $  (14,635)   $  (15,200)
Adjustments to reconcile net loss to
 net cash provided by (used in)
 operating activities:
  Depreciation and amortization             741         1,525             -
  Exploration expenses                    9,818        11,756        15,518
  Gain on sale of Canadian oil and
   gas interests                              -             -        (1,691)
  (Increase) decrease in working
   capital:
    Accounts receivable and other          (988)       (1,347)            -
    Accounts payable and accrued
     liabilities                          6,954         1,555           340
                                     ----------    ----------    ----------
Net cash provided by (used in)
 operating activities                     6,663        (1,146)       (1,033)
                                     ----------    ----------    ----------

Cash flow from investing activities:
Exploration and development
 expenditures                           (20,678)      (20,957)      (18,768)
Proceeds from joint venture
 arrangements                             2,059        14,472             -
Proceeds from sale of Canadian
 oil and gas interests                        -             -         1,691
                                     ----------    ----------    ----------
Net cash used in investing
 activities                             (18,619)       (6,485)      (17,077)
                                     ----------    ----------    ----------

Cash flow from financing activities:
Proceeds from production loan            12,927           750             -
Payments on production loan                (794)         (127)            -
Cash transferred from
 Freeport-McMoRan Inc.                        -             -        35,441
                                     ----------    ----------    ----------
Net cash provided by financing
 activities                              12,133           623        35,441
                                     ----------    ----------    ----------
Net increase (decrease) in cash and
 cash equivalents                           177        (7,008)       17,331
Cash and cash equivalents at
 beginning of year                       10,323        17,331             -
                                     ----------    ----------    ----------
Cash and cash equivalents at
 end of year                         $   10,500    $   10,323    $   17,331
                                     ==========    ==========    ==========

Interest paid                        $      304    $        -    $        -
                                     ==========    ==========    ==========

The accompanying notes, which include information in Notes 1, 3, 4 and 5 regarding noncash transactions, are an integral part of these financial statements.

                        McMoRan OIL & GAS CO.
            STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            (In Thousands)

                                         Capital
                                           in
                                          Excess
             Preferred       Common       of Par      Accumulated
               Stock         Stock        Value         Deficit         Total
             ----------    ----------    ----------    ----------    ----------
Distribution
 of Common
 Stock       $        -    $      138    $   47,219    $        -    $   47,357
  Net loss            -             -             -       (15,200)      (15,200)
             ----------    ----------    ----------    ----------    ----------
Balance at
 December
 31, 1994             -           138        47,219       (15,200)       32,157
  Stock
   payment
   to CLK
  and Other           -             -            83             -            83
  Net loss            -             -             -       (14,635)      (14,635)
             ----------    ----------    ----------    ----------    ----------
Balance at
 December
 31, 1995             -           138        47,302       (29,835)       17,605
  Stock
   payment
   to CLK
   and other          -             2           501             -           503
  Net loss            -             -             -        (9,862)       (9,862)
             ----------    ----------    ----------    ----------    ----------
Balance at
 December
 31, 1996    $        -    $      140    $   47,803    $  (39,697)   $    8,246
             ==========    ==========    ==========    ==========    ==========

The accompanying notes are an integral part of these financial statements.

                        McMoRan OIL & GAS CO.
                    NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION

McMoRan Oil & Gas Co. (MOXY) was formed in 1994 as a wholly owned subsidiary of Freeport-McMoRan Inc. (FTX). In May 1994, FTX distributed one MOXY common share for each ten FTX common shares. The net assets transferred, at FTX's historical cost, follow (in thousands):

Cash and cash equivalents                      $   35,441
Property, plant and equipment                      13,052
Current liabilities                                (1,138)
                                               ----------
                                               $   47,355
                                               ==========
2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation. Investments in joint ventures and partnerships are reflected using the proportionate consolidation method in accordance with standard industry practice.

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

3.  EXPLORATION AGREEMENTS

In September 1995, MOXY entered into an agreement with MCN establishing a $65 million oil and gas exploration and development program in the offshore Gulf of Mexico area. Revenues and costs are shared 40 percent by MOXY and 60 percent by MCN. MCN is funding its 60 percent share of the expenditures and is loaning funds for MOXY's 40 percent share at prime plus two percent (average rate of 10.3 percent for 1996). As of December 31, 1996, MOXY had $12.8 million of borrowings outstanding from MCN, with an additional $6.6 million of borrowings available for past expenditures. MOXY's borrowings under this loan are payable only out of the future net revenues from the program properties, which are dependent on production levels, oil and gas prices and numerous other factors. Accordingly, no scheduled maturities or sinking fund requirements are determinable.

     In late 1996, MOXY entered into an agreement with a geophysical services company in which MOXY committed to purchase 3-D seismic survey covering a significant number of lease blocks over a multi-year period. MCN did not participate in this new 3-D seismic program and will have no right to any of the leases acquired as a result of the new seismic data. MCN will continue to provide funding for future development costs on the MOXY/MCN Program's properties without any extension of the program agreement.

     In June 1995, MOXY and Phillips Petroleum Company (Phillips) entered into an exploration agreement covering a project area in south Louisiana. MOXY conveyed one-half of its interest in the area to Phillips for $3.8 million. In June 1996, MOXY sold one-half of its remaining 50 percent leasehold interest to Freeport-McMoRan Resource Partners, Limited Partnership (FRP), an affiliate of MOXY, for $2.1 million. This payment from FRP represented a reimbursement of previously expensed exploration costs by MOXY in connection with this project area and accordingly was recorded as a reduction to exploration expenses. MOXY sold the interest to FRP on the same proportionate basis as the prior Phillips sale. The project area, with the exception of the North Bay Junop and the East Fiddler's Lake prospects (discussed earlier), is subject to a possible 25 percent participation by a mineral rights owner.

4.  TRANSACTIONS WITH FTX AND EMPLOYEE BENEFITS

Management Services. FTX provides certain management and administrative services for MOXY. During 1995, MOXY restructured its management services agreement with FTX to provide specified services for an annual fee of $1.0 million. Costs of services provided by FTX, included in general and administrative expenses, totaled $1.0 million in 1996, $1.3 million in 1995 and $1.2 million in the 1994 period. MOXY believes that the above expenses do not differ materially from those costs which would have been incurred had the relevant personnel providing these services been employed directly by MOXY.

     MOXY has a contract with CLK Company (CLK), a company independently owned by its employees, to provide geological and geophysical services to MOXY on an exclusive basis. The contract was amended during 1997 to provide for an annual retainer fee of $2.2 million ($0.5 million of the annual fee paid in MOXY common stock, recorded at fair market value), plus certain expenses and an overriding royalty interest in prospects accepted by MOXY. Costs of services provided by CLK, included in exploration expenses, totaled $3.1 million in 1996, $3.5 million in 1995 and $3.9 million in 1994.

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

                            1996                   1995
                    ----------------------   -----------------------
                                  Average                  Average
                   Number of       Option   Number of       Option
                     Options        Price     Options        Price
                     ----------    -------   ----------      ------
Beginning of year     2,257,828     $3.92     1,829,867       $4.26
Granted                  24,904      2.54       529,028        2.85
Exercised                  (581)     3.03             -          -
Expired/forfeited      (142,457)     4.33      (101,067)       4.39
                     ----------              ----------
End of year           2,139,694      3.88     2,257,828        3.92
                     ==========              ==========
     At December 31, 1996, options for approximately 550,000 shares were available for new grants under the Plans. Summary information of fixed stock options outstanding at December 31, 1996 follows:

                          Weighted       Weighted            Weighted
Range of      Number       Average        Average             Average
Exercise        of        Remaining       Option   Number     Option
Prices       Options        Life          Price    Options     Price
----------   -------      -------        ------    ------     ------
$1.94
 to $2.81    515,000       9 years       $2.80     126,250    $2.81
$2.94
 to $3.88    214,394       8 years        3.58      98,718     3.66
$4.66
 to $5.50   1,410,300      7 years        4.32   1,300,305     4.67
            ----------                           ----------
            2,139,694                            1,525,273
            ==========                           ==========
     MOXY has adopted the disclosure-only provisions of FAS 123 and continues to apply APB Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized for MOXY's fixed stock option grants. Had compensation cost for MOXY's fixed stock option grants been determined based on the fair value at the grant dates for awards under those plans consistent with FAS 123, MOXY's pro forma net loss would have been $10.1 million ($0.73 per share) in 1996 and $14.7 million ($1.06 per share) in 1995. For the pro forma computations, the fair values of the fixed option grants were estimated on the dates of grant using the Black-Scholes option pricing model. The weighted average fair value for fixed stock option grants was $1.69 per option in 1996 and $2.15 per option in 1995. The weighted average assumptions used include a risk-free interest rate of 6.6 percent in 1996 and 6.4 percent in 1995, expected volatility of 45 percent in 1996 and 60 percent in 1995 and expected lives of 10 years. The pro forma effects on net income for 1996 and 1995 are not representative of future years because they do not take into consideration grants made prior to 1995. No other discounts or restrictions related to vesting or the likelihood of vesting of fixed stock options were applied.

5.  INCOME TAXES

MOXY has $26.5 million of net deferred tax assets as of December 31, 1996 resulting from temporary differences related to MOXY's and its predecessor entities' exploration activities. MOXY has provided a valuation allowance equal to these tax assets because of the expectation of incurring tax losses for at least the near future, resulting in no tax benefits for the periods presented. The components of MOXY's deferred taxes follow:

                                           December 31,
                                     ------------------------
                                        1996          1995
                                     ----------    ----------
DEFERRED TAX ASSETS:
  Net operating loss
   carryforwards
   (expires 2006-2011)               $   17,976    $   12,253
  Capital losses (expire 1999)            5,511         5,511
  Other tax carryforwards                   303           184
  Property, plant and equipment           2,272         3,053
  Other                                     453           139
  Less valuation allowance              (26,515)      (21,140)
                                     ----------    ----------
    Total deferred tax assets        $        -    $        -
                                     ==========    ==========
6.  COMMITMENTS AND CONTINGENCIES
Commitments. MOXY has expenditure commitments of approximately $8.7 million in 1997. In addition, MOXY has minimum committed expenditures under a multi-year agreement with a geophysical company to purchase 3-D seismic surveys which totaled $2.1 million at December 31, 1996.

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

Costs Incurred in Oil and Gas Property Acquisition, Exploration, and Development Activities.

                                                   Inception
                                                    Through
                         Years Ended December 31,  December 31,
                          ----------------------   ------------
                             1996        1995         1994
                          ----------  ----------   ------------
Acquisition of properties
  Proved                          $-          $-          $-
  Unproved                     2,499         863         575
Exploration costs             11,672      13,928      14,918
Development costs              6,507       6,166       3,275
                          ----------  ----------   ------------
                             $20,678     $20,957     $18,768
                          ==========  ==========   ============
Proved Oil and Gas Reserves (Unaudited). Proved oil and gas reserves at December 31, 1996, have been estimated by independent petroleum engineers in accordance with guidelines established by the Securities and Exchange Commission (SEC). Thus, the following reserve estimates are based upon existing economic and operating conditions; they are only estimates and should not be construed as being exact. MOXY's 1996 proved reserves are located in offshore United States waters. Oil, including condensate and plant products, is stated in thousands of barrels and natural gas is in millions of cubic feet.

                                  Oil                       Gas
                         ----------------------    --------------------
                           1996         1995         1996       1995
                         ----------  ----------    --------   ---------
Proved reserves:
  Beginning of year          94           262         8,521      9,714
  Revisions of previous
   estimates                 31            54         1,155         88
  Discoveries and
   extensions                72             -         7,009      4,999
  Production                (29)          (45)         (631)    (1,093)
  Transfer to MCN             -          (177)            -     (5,187)
                        ----------    ----------    ---------- ----------
  End of year               168            94        16,054      8,521
                        ==========    ==========    ========== ==========
Proved developed reserves:
  End of year                58            20         7,530        779
                        ==========    ==========    ========== ==========
Standardized Measure of Discounted Future Net Cash Flows From Proved
Oil and Gas Reserves (Unaudited).

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

                                           December 31,
                                     ------------------------
                                        1996          1995
                                     ----------    ----------
                                          (In Thousands)
Future cash flows                    $   66,260    $   22,397
Future costs applicable to
 future cash flows:
  Production costs                       (7,805)       (3,834)
  Development and
   abandonment costs                    (12,874)       (7,155)
                                     ----------    ----------
Future net cash flows before
 income taxes                            45,581        11,408
Future income taxes                           -             -
                                     ----------    ----------
Future net cash flows                    45,581        11,408
Discount for estimated timing
 of net cash flows
 (10% discount rate)                    (10,240)       (3,078)
                                     ----------    ----------
                                     $   35,341    $    8,330
                                     ==========    ==========
     Because MOXY has sufficient tax deductions and losses to utilize against estimated future taxable income, in accordance with FAS 69 no deductions for future income taxes have been made above.

     Oil and natural gas prices have declined subsequent to December 31, 1996. The future cash flows from proved reserves presented above do not reflect this decline.

     The reserve and cash flow information above includes amounts attributable to MOXY's interest in West Cameron Block 503, which in March 1997 MOXY agreed to sell for $2.9 million. Proved undeveloped reserves applicable to MOXY's interest in this field totaled approximately 16 thousand barrels of oil and 3,300 million cubic feet of gas with estimated discounted net cash flows of $3.4 million. As MOXY's book basis in this property totals approximately $0.6 million, MOXY would recognize a book gain of approximately $2.3 million upon completion of this sale.

Changes in Standardized Measure of Discounted Future Net Cash Flows From Proved Oil and Gas Reserves (Unaudited).

                                    Years Ended December 31,
                                     ------------------------
                                        1996          1995
                                     ----------    ----------
                                          (In Thousands)
Beginning of year                    $    8,330    $    6,413
Discoveries and extensions, less
 related costs                           10,837         3,368
Development costs incurred
 during the year                          6,985         1,750
Revisions:
  Changes in prices                      12,894         7,815
  Accretion of discount                     833           641
  Other changes, including revised
   estimates of development costs
   and rates of production               (2,863)       (3,083)
Revenues, less production costs          (1,675)       (1,589)
Transfer to MCN                               -        (6,985)
                                     ----------    ----------
End of year                          $   35,341    $    8,330
                                     ==========    ==========
8.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                   Operating        Net         Net Income
                                     Income        Income         (Loss)
                      Revenues       (Loss)        (Loss)       Per Share
                     ----------    ----------    ----------     ----------
                           (In Thousands, Except Per Share Amounts)
1996
  1st Quarter        $    1,073    $   (4,453)   $   (4,330)       $(0.31)
  2nd Quarter               949           418a          525a         0.04a
  3rd Quarter               919        (2,087)       (2,148)        (0.15)
  4th Quarter             1,129        (3,761)       (3,909)        (0.28)
                     ----------    ----------    ----------
                     $    4,070    $  (9,883)b   $  (9,862)         (0.71)
                     ==========    ==========    ==========
1995
  1st Quarter        $       55    $   (4,051)   $   (3,764)       $(0.27)
  2nd Quarter             1,351        (6,134)       (6,251)        (0.45)
  3rd Quarter             1,029        (2,439)c      (2,621)c       (0.19)c
  4th  Quarter              832        (2,175)       (1,999)        (0.15)
                     ----------    ----------    ----------
                     $    3,267    $  (14,799)b  $ (14,635)         (1.06)
                     ==========    ==========    ==========
a.   Includes a reduction to exploration expense of $2.1 million
($0.15 per share) resulting from the reimbursement of previously expensed costs.

b. Foreign exploration costs totaled $0.4 million in 1996 and $0.5 million in 1995.

c. Includes $0.4 million ($0.03 per share) for personnel severance and other costs.

               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF McMoRan OIL & GAS CO.:

We have audited the accompanying balance sheets of McMoRan Oil & Gas Co. (a Delaware Corporation) as of December 31, 1996 and 1995 and the related statements of operations, cash flow and changes in stockholders' equity for the years ended December 31, 1996 and 1995 and for the period from inception through December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

New Orleans, Louisiana,                      Arthur Andersen LLP

  January 21, 1997

                              SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              McMoRan OIL & GAS Co.

                              By: /s/ Richard C. Adkerson
                                   -----------------------
                                        Richard C. Adkerson
                                    Co-Chairman of the Board and
                                      Chief Executive Officer

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities indicated, on September 24, 1997.


______________*__________________Co-Chairman of the Board and Director
      James R. Moffett


   /s/ Richard C. Adkerson          Co-Chairman of the Board,
     -----------------------         Chief Executive Officer
       Richard C. Adkerson                 and Director
                                   (Principal Executive Officer)
                                   (Principal Financial Officer)


/s/ C. Donald Whitmire                    Controller
     -------------------
    C. Donald Whitmire             (Principal Accounting Officer)


______________*__________________                      Director

   Robert W. Bruce III

______________*__________________                      Director

      Robert A. Day

______________*__________________                      Director

 William B. Harrison, Jr.

______________*__________________                      Director

     Bobby Lee Lackey

______________*__________________                      Director

  Gabrielle K. McDonald

______________*__________________                      Director



      George Putnam

______________*__________________                      Director

    R. M. Rankin, Jr.

______________*__________________                      Director

    J. Taylor Wharton

*By:  /s/ Richard C. Adkerson
        -----------------------
          Richard C. Adkerson
           Attorney-in-Fact

                        McMoRan Oil & Gas Co.
                            Exhibit Index

Exhibit Number
--------------

    23.1            Consent of Arthur Andersen LLP.