Form 10-Q/A
period 1997-03-31
MCMORAN OIL & GAS CO /DE/
filed 1997-09-24
CIK 921941

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                          FORM 10-Q/A
                         Amendment No. 1

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



       This Amendement No. 1 to the Quarterly Report on Form 10-Q is being filed by McMoRan Oil & Gas Co. ("MOXY" or the "Company") to amend the following items:



    Management's Discussion and Analysis
      of Financial Condition and Results
      of Operations

    Signature

    Exhibit Index


                        McMoRan Oil & Gas Co.
                    Part I.  FINANCIAL INFORMATION


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

                                   Three Months Ended
                                        March 31,
                                     --------------
                                      1997     1996
                                     -----    -----
Revenues (In millions):
  Oil and gas sales                  $ 2.4    $  .7
  Management fees                       .4       .4
                                     -----    -----
                                     $ 2.8    $ 1.1
                                     =====    =====
Production quantities:
  Gas (Mcf)                        792,300  155,800
  Oil (barrels)                      5,600    8,400

Average realization:
  Gas (per Mcf)                      $2.78    $3.09
  Oil (per barrel)                   $23.43   $20.17

     MOXY's 1997 revenues consisted of $2.4 million from its 40 percent share of the MOXY/MCN program's interest in production from the Vermilion Block 160 and 410 fields and $0.4 million from management fees earned from the MOXY/MCN program. Revenues for the 1996 period consisted of its revenue interest in the Vermilion Block 160 field and management fees earned from the MOXY/MCN program. MOXY's revenues for the first three months of 1997 increased significantly over the 1996 period level as the Vermilion Block 410 field began producing from the first of two production platforms in December 1996, with production from the second platform commencing in February 1997.

                                   Three Months Ended
                                       March 31,
                                    ---------------
                                     1997     1996
                                    ------    -----
                           (in millions, except per share amounts)
Production and delivery,
  including depreciation
  and amortization                   $ 2.0    $ 0.4

Exploration Expenses:
  Geological and geophysical         $ 1.5    $ 1.2
  Exploratory drilling and
   leasehold costs                     0.9      3.3
  Reimbursement of previously
   expensed costs                        -        -
                                     -----    -----
                                     $ 2.4    $ 4.5
                                     =====    =====
Operating loss                       $(2.3)   $(4.5)
Net loss                             $(2.5)   $(4.3)
Net loss per share                   $(.18)   $(.31)

     The fluctuations in MOXY's production and delivery costs and depreciation and amortization expenses are consistent with the changes in production quantities referenced above.

     MOXY's unsuccessful exploratory drilling and leasehold costs fluctuate from period to period based on the related drilling results and the amount of costs involved in the project. Exploratory drilling and leasehold costs in the 1997 and 1996 first quarter periods each included costs related to one unsuccessful drilling project, with greater 1996 costs reflecting a higher project cost.


     Interest expense totaled $0.4 million for the three month 1997 period versus zero for the three month 1996 period, reflecting the increased borrowings from MCN (initiated in mid-1996) to fund MOXY's share of exploration and development expenditures.

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

CAUTIONARY STATEMENT

     Management's discussion and analysis contains forward-looking statements. All statements other than statements of historical fact included in this report, including, without limitation, statements regarding plans and objectives of MOXY's management for future operations and MOXY's exploration and development activities are forward-looking statements.

     Important factors that could cause actual results to differ materially from MOXY's expectations include, without limitation, exploratory drilling results, economic and business conditions, general development risks and hazards and risks inherent with the encountering of formations with abnormal pressures, changes in laws or regulations and other factors, many of which are beyond the control of MOXY. Further information regarding these and other factors that may cause MOXY's future performance to differ from that projected in the forward-looking statements are described in more detail in MOXY's Form 10-K for the year ended December 31, 1996.

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

                                   McMoRan Oil & Gas Co.

                                   By:   /s/  C. Donald Whitmire
                                        -----------------------------
                                                C. Donald Whitmire
                                                   Controller
                                            (authorized signatory and
                                           Principal Accounting Officer)

Date:  September 24, 1997


                              McMoRan OIL & GAS CO.

                                  EXHIBIT INDEX

 Exhibit
 Number

       15.1 Letter dated August 20, 1997 from Arthur Andersen LLP regarding unaudited interim financial statements.