Form 10-Q/A
period 1997-06-30
MCMORAN OIL & GAS CO /DE/
filed 1997-09-24
CIK 921941

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


     This Amendment No. 1 to the Quarterly Report on Form 10-Q is being filed by McMoRan Oil & Gas Co. ("MOXY" or the "Company") to amend the following items:

  Part I.  Financial Information

    Management's Discussion and Analysis
      of Financial Condition and Results of Operations

    Signature


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

CAPITAL RESOURCES AND LIQUIDITY

     During 1995, MOXY established joint ventures with affiliates of MCN Energy Group Inc. (MCN) and Phillips Petroleum Company (Phillips) which provided MOXY with an inflow of funds. Thus far, MOXY has interests in two producing fields in the Gulf, the Vermilion Block 160 and Vermilion Block 410 fields (the Producing Properties). MOXY will have expended essentially all of its capital resources by the end of 1997 on approximately $16 million in currently committed remaining exploration and development expenditures, including existing properties Vermilion Block 160, West Cameron Block 616, Grand Isle Block 65 and Eugene Island Block 19. The primary funding source for these capital expenditures would have been the MOXY/MCN Program loan. MOXY believes obtaining sufficient additional capital for any subsequent exploration or development expenditures on these properties, as well as for additional exploration opportunities yet to be specifically identified, is necessary to provide enhanced opportunity for growth in reserves, production and cash flow. If additional capital is not obtained, MOXY will be forced to forgo such growth opportunities, and a significant portion of MOXY's cash flow will be dedicated to repaying FRP for amounts borrowed by MOXY for these currently committed expenditures.

     In mid-1996, with the pending completion of the exploration portion of the MOXY/MCN Program, management began evaluating options to obtain additional long-term funding for its planned exploration and development activities, including entering into one or more new long-term exploration joint ventures (MCN later indicated that it did not wish to enter into the type of multi-year program that MOXY desired) issuing additional equity or undertaking a business combination with another entity. MOXY ultimately decided to undertake the Rights Offering (discussed below), which would allow it to recapitalize, to restructure its current exploration and development operations, and to engage in a significantly expanded and more diversified, multi-year exploratory drilling program.

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


     MOXY and FRP plan to establish, subject to completion of the Rights Offering, the MOXY/FRP Exploration Program to explore and develop exploratory prospects primarily in the Gulf and onshore in the Gulf Coast area where MOXY has significant exploration experience and a substantial geological database. MOXY would manage the MOXY/FRP Exploration Program, selecting all prospects and drilling opportunities, and would serve as operator of the MOXY/FRP Exploration Program. MOXY and FRP would commit $200 million for exploration expenditures, most of which would be shared 40% by MOXY and 60% by FRP. All other costs and revenues would be shared equally. The MOXY/FRP Exploration Program would include the seven leases recently purchased by MOXY for $5.5 million at the OCS Lease Sale 166, held in March 1997 that have been dedicated to the MOXY/MCN Program.

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

* In late December 1996, installation of the production platforms and related facilities at the Vermilion Block 410 field was completed and production began from one of the two platforms. Production began from the second platform in February 1997. The MOXY/MCN Program has a 28% net revenue interest in this field. Daily gross production currently totals approximately 65 Mmcf of gas.

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

RESULTS OF OPERATIONS

                           Second Quarter              Six Months
                     ------------------------    ------------------------
                         1997          1996          1997        1996
                     ----------    ----------    ----------    ----------
Revenues (in millions):
  Oil and gas sales  $      1.8    $      0.5    $      4.2    $      1.2
  Management fees           0.4           0.4           0.8           0.8
                     ----------    ----------    ----------    ----------
                     $      2.2    $      0.9    $      5.0    $      2.0
                     ==========    ==========    ==========    ==========

Production quantities:
  Gas (Mcf)             828,700       150,900     1,621,000       306,700
  Oil (barrels)           3,800         7,400         9,400        15,800

Average realization:
  Gas (per Mcf)           $2.11         $2.43         $2.44         $2.76
  Oil (per barrel)       $19.61        $21.44        $21.89        $20.76

     MOXY's revenues for the first six months of 1997 increased significantly over the 1996 period level as the MOXY/MCN Program initiated production (primarily natural gas) in December 1996 from the first of two production platforms at the Vermilion Block 410 field, with production from the second platform commencing in February 1997 (see operating statistics above). As noted earlier, upon completion of the Rights Offering, MOXY intends to purchase the MCN Producing Properties from FRP.

                         Second Quarter                Six Months
                     ------------------------   ----------------------
                        1997         1996           1997          1996
                     ----------   ----------    -----------    -------
Production and              (in millions, except per share amounts)
 delivery, including
 depreciation and
 amortization        $      3.4    $      0.4    $      5.3    $      0.8
Exploration Expenses:
  Geological and
   geophysical              1.6           1.5           3.1           3.0
  Exploratory
   drilling and
   leasehold costs          0.1          (2.1)a         1.0           0.9a
                     ----------    ----------    ----------    ----------
                     $      1.7    $     (0.6)   $      4.1    $      3.9
                     ==========    ==========    ==========    ==========
Operating income
   (loss)            $     (1.2)   $      0.4    $     (3.5)   $     (4.0)
Net income (loss)    $     (1.4)   $      0.5    $     (3.9)   $     (3.8)
Net income (loss)
   per share         $    (0.10)   $     0.04    $     (.27)   $     (.27)

a. Includes a $2.1 million reimbursement of previously expensed costs.

     The fluctuations in MOXY's production and delivery costs and depreciation and amortization expenses are consistent with the changes in production quantities referenced above. During the second quarter of 1997, the reserves initially assigned to Vermilion Block 410 were adjusted downward on the basis of production experience, and additional depreciation of $1.0 million was recognized. Net capitalized costs of this property approximate its undiscounted estimated future net cash flows at June 30, 1997.

     MOXY's unsuccessful exploratory drilling and leasehold costs fluctuate from period to period based on the related drilling results and the amount of costs involved in the project. Exploratory drilling and leasehold costs involved in the project. Exploratory drilling and leasehold costs in the 1996 second quarter included a $2.1 million reimbursement of previously expensed costs. There was one unsuccessful drilling project during the first six months of 1996 and one during the first six months of 1997.

     Interest expense totaled $0.7 million for the six-month 1997 period versus zero for the six-month 1996 period, reflecting the increased borrowings from MCN (initiated in mid-1996) to fund MOXY's share of exploration and development expenditures.

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

                                   McMoRan Oil & Gas Co.

                                   By:     /s/C. Donald Whitmire
                                             ------------------------
                                              C. Donald Whitmire

                                                  Controller
                                           (authorized signatory and
                                          Principal Accounting Officer)

Date:  September 24, 1997