Form 10-Q
period 1997-09-30
MCMORAN OIL & GAS CO /DE/
filed 1997-11-13
CIK 921941

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                              FORM 10-Q

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

               For the Quarter Ended September 30, 1997

                    Commission File Number: 0-23870

                         McMoRan Oil & Gas Co.

Incorporated in Delaware                          72-1266477
                                   (IRS Employer Identification No.)

               1615 Poydras Street, New Orleans, Louisiana 70112

Registrant's telephone number, including area code:  (504) 582-4000

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

On September 30, 1997, there were issued and outstanding 14,113,214 shares of the registrant's Common Stock, par value $0.01 per share.

                    McMoRan Oil & Gas Co.
                      TABLE OF CONTENTS

                                                       Page
  Part I.  Financial Information

    Financial Statements:

      Condensed Balance Sheets                         3

      Statements of Operations                         4

      Statements of Cash Flow                          5

      Notes to Financial Statements                    6

    Remarks                                            7

    Report of Independent Public Accountants           8

    Management's Discussion and Analysis
      of Financial Condition and Results of
      Operations                                       9

  Part II.  Other Information                          14

    Signature                                          15

  Exhibit Index                                        E-1

                       McMoRan Oil & Gas Co.

                   Part I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.

                       McMoRan Oil & Gas Co.
                      CONDENSED BALANCE SHEETS
                            (Unaudited)
                                         September 30, December 31,
                                             1997          1996
                                          ----------    ----------
                                               (In Thousands)
ASSETS
Cash and short-term investments           $   10,132    $   10,500
Accounts receivable and other                  3,797         2,249
                                          ----------    ----------
  Total current assets                        13,929        12,749
Oil and gas properties, net                   22,580        18,231
Other assets                                     454             -
                                          ----------    ----------
Total assets                              $   36,963    $   30,980
                                          ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities  $   20,569    $    9,411
Current portion of production loan             1,618           366
                                          ----------    ----------
  Total current liabilities                   22,187         9,777
Production loan, less current portion         15,851        12,391
Other liabilities                                711           566
Stockholders' equity (deficit)                (1,786)        8,246
                                          ----------    ----------
Total liabilities and stockholders'
  equity                                  $   36,963    $   30,980
                                          ==========    ==========

The accompanying notes are an integral part of these financial statements.

                       McMoRan Oil & Gas Co.
                      STATEMENTS OF OPERATIONS
                            (Unaudited)
                      Three Months Ended         Nine Months Ended
                        September 30,              September 30,
                  ------------------------    --------------------------
                     1997          1996          1997            1996
                  ----------    ----------    ----------      ----------
                         (In Thousands, Except Per Share Amounts)
Revenues:
Oil and gas sales $    1,813    $      510    $    6,016      $    1,714
Management fees          875           409         1,693           1,227
                  ----------    ----------    ----------      ----------
  Total revenues       2,688           919         7,709           2,941
                  ----------    ----------    ----------      ----------
Costs and expenses:
Production and delivery,
  including depreciation
  and amortization     2,057           313         7,369           1,115
Exploration
  expenses             6,413         2,004        10,510           5,875
General and
  administrative
  expenses               492           689         1,845           2,073
Gain on sale of oil
  and gas property         -             -        (2,289)              -
                  ----------    ----------    ----------      ----------
  Total costs and
    expenses           8,962         3,006        17,435           9,063
                  ----------    ----------    ----------      ----------
Operating loss        (6,274)       (2,087)       (9,726)        (6,122)
Interest expense       (359)          (127)       (1,040)          (134)
Other income, net         88            66           337             303
                  ----------    ----------    ----------      ----------
Net loss          $   (6,545)   $   (2,148)   $  (10,429)     $   (5,953)
                  ==========    ==========    ==========      ==========

Net loss per
share                  $.(46)        $(.15)        $.(74)          $(.43)
                       =====         =====         =====           =====

Average shares
outstanding           14,101        13,918        14,063          13,873
                      ======        ======        ======          ======

The accompanying notes are an integral part of these financial statements.

                       McMoRan Oil & Gas Co.
                      STATEMENTS OF CASH FLOW
                            (Unaudited)
                                             Nine Months Ended
                                               September 30,
                                          ------------------------
                                             1997          1996
                                          ----------    ----------
                                               (In Thousands)
Cash flow from operating activities:
Net loss                                  $  (10,429)   $   (5,953)
Adjustments to reconcile net loss to net
  cash provided by
(used in) operating activities:
  Depreciation and amortization                6,551           505
  Exploration expenses                        10,510         5,875
  Gain on sale of oil and gas property        (2,289)            -
  Decrease in working capital                  5,363         4,635
                                          ----------    ----------
Net cash provided by operating activities      9,706         5,062
                                          ----------    ----------

Cash flow from investing activities:
Exploration and development expenditures     (17,671)      (17,971)
Proceeds from sale of oil and gas
  interests                                    2,884         2,059
                                          ----------    ----------
Net cash used in investing activities        (14,787)      (15,912)
                                          ----------    ----------

Cash flow from financing activities:
Borrowings under  production loan             10,874         8,907
Repayments under production loan              (6,161)         (623)
                                          ----------    ----------
Net cash provided by financing activities      4,713         8,284
                                          ----------    ----------
Net decrease in cash and short-term
  investments                                   (368)       (2,566)
Cash and short-term investments at
  beginning of year                           10,500        10,323
                                          ----------    ----------
Cash and short-term investments at end
  of period                               $   10,132    $    7,757
                                          ==========    ==========

The accompanying notes are an integral part of these financial statements.

                       McMoRan Oil & Gas Co.
                   NOTES TO FINANCIAL STATEMENTS

1.   PLAN OF RECAPITALIZATION
On October 9, 1997, MOXY commenced a rights offering (the Rights Offering) pursuant to which it distributed to its stockholders transferable rights (Rights) to purchase approximately 28.6 million shares of common stock for a subscription price of $3.50 per share, or an aggregate of approximately $100 million. Pursuant to a standby purchase agreement (Standby Commitment), Freeport-McMoRan Resource Partners, Limited Partnership (FRP) has agreed to purchase at $3.50 all shares that are offered but not purchased pursuant to the exercise of Rights. Additionally, FRP also has the option to purchase additional shares so that if following the Rights Offering FRP has not acquired 30% of MOXY's outstanding common stock pursuant to its Standby Commitment, it may acquire at $3.50 up to a 30% ownership interest in MOXY after giving effect to the Rights Offering, the Standby Commitment and the exercise of its option. The Rights Offering is part of a comprehensive plan to recapitalize the company and enable it to implement an aggregate $200 million multi-year oil and gas exploration program with FRP (the MOXY/FRP Exploration Program) to explore and develop prospects, primarily offshore in the Gulf of Mexico and onshore in the Gulf Coast area.

On August 4, 1997, FRP acquired from affiliates of MCN Energy Group Inc. (MCN) its 60 percent interest in, and other contractual rights to, the exploratory drilling program with MOXY (MOXY/MCN Program), the interests in Vermilion Block 160 and Block 410 producing oil and gas properties (the MCN Producing Properties), and other exploratory properties acquired under the MOXY/MCN Program. FRP paid MCN, after adjustments, $34.0 million for the assets together with $12.4 million for the outstanding indebtedness. MOXY and FRP then amended the MOXY/MCN Program to extend the program term, include their joint interests in the seven offshore leases initially awarded to MOXY at the Central Gulf of Mexico lease sale held in March 1997 and provide for the conduct of mutually agreed exploration projects until the earlier of December 31, 1997 or the date of completion of the Rights Offering. The amendment also provides that FRP will reimburse MOXY for approximately $290,000 of overhead per month and will continue to advance funds to MOXY under the MOXY/MCN Program during the remaining program term. At September 30, 1997 approximately $7.1 million of accounts payable and accrued liabilities for drilling advances are reflected in the accompanying balance sheet.

Upon completion of the Rights Offering, MOXY will acquire from FRP its interests in the MCN Producing Properties for $26.0 million, subject to adjustments for revenues and costs attributable to the MCN Producing Properties from April 1, 1997 until their acquisition by MOXY, plus interest from August 4, 1997 at an annual rate equal to The Chase Manhattan Bank's prime rate plus 2%. MOXY will also repay to FRP all amounts advanced to MOXY under the MOXY/MCN Program, which at September 30, 1997, totaled approximately $17.5 million. Thereafter, MOXY will own a 100% interest in the MCN Producing Properties and MOXY and FRP will establish and dedicate to the MOXY/FRP Exploration Program all other oil and gas properties then subject to the MOXY/MCN Program.

     On August 27, 1997, Freeport-McMoRan Inc. ("FTX"),the administrative managing general partner and owner of a 51.6% interest in FRP, and IMC Global Inc. ("IGL") announced an Agreement and Plan of Merger dated August 26, 1997, in which FTX and IGL agree to merge, with IGL as the surviving entity. The proposed combination, which is subject to several conditions including approval by the stockholders of both companies, will result in the acquisition of control by IGL of FTX and, as a result, FRP. The transaction, if consummated, will not have any impact on the Rights Offering, the Standby Commitment, the sale of the MCN Producing Properties to MOXY, or the establishment of the MOXY/FRP Exploration Program. FTX and IGL have stated that the merger transaction is expected to be completed by the end of 1997.

2.  STOCK OPTION PLAN AMENDMENTS
On July 14, 1997 the MOXY Board of Directors approved, subject to shareholder approval, certain amendments to MOXY's Stock Option Plan for Non-Employee Directors and Stock Option Plan. These amendments provided for a grant to non-employee directors of options exercisable over a four-year period to purchase a total of 105,984 shares and increased the number of options to be granted to non-employee directors in future periods. The amendments also authorized additional shares under the Stock Option Plan, and granted new options exercisable over a four-year period to purchase a total of 1,954,000 shares to certain officers, employees and others providing services to MOXY. These amendments provide appropriate long-term incentive consistent with MOXY's increased size following the Rights Offering. All options were granted at the July 14, 1997 market price of $3 5/8. On October 9, 1997, MOXY's stockholders approved the amendments and option grants. MOXY will record an aggregate non-cash charge against earnings of approximately $1.3 million over the four-year exercise period for the difference between the grant price and market price following stockholder approval. Additionally, in October 1997 the Board of Directors approved certain adjustments to the number of shares granted and exercise prices of previously granted options to reflect the issuance of Rights under the Rights Offering. These adjustments will not result in a charge to earnings.

3.   NEW ACCOUNTING STANDARDS
In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 (SFAS
128), "Earnings Per Share," which simplifies the computation of earnings per share for MOXY. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997 and requires restatement for all prior period earnings per share data presented. Earnings per share calculated in accordance with SFAS 128 would have been unchanged for the periods presented.

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

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of McMoRan Oil & Gas Co.:

We have reviewed the accompanying condensed balance sheet of McMoRan Oil & Gas Co. a (Delaware corporation) as of September 30, 1997, and the related statements of operations for the three-month and nine-month periods ended September 30, 1997 and 1996 and the statements of cash flow for the nine-month periods ended September 30, 1997 and 1996. These financial statements are the responsibility of the company's management.

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

New Orleans, Louisiana,
October 21, 1997

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations.

OVERVIEW
McMoRan Oil & Gas Co. (MOXY) is an independent oil and gas company engaged in the exploration, development and production of oil and natural gas. MOXY commenced operations in May 1994 following the distribution of its common stock to the stockholders of Freeport-McMoRan Inc. (FTX) to conduct substantially all of the oil and gas exploration activities previously undertaken by FTX. MOXY and its predecessors have engaged in exploration, development and production operations offshore in the Gulf and onshore in the Gulf Coast and other areas for more than 25 years, which have provided MOXY with an extensive geological and geophysical database and significant technical and operational expertise. MOXY expects to continue to concentrate its efforts in this selected geographic area where its management team has significant experience.

     MOXY's business strategy is to create value for its stockholders through the discovery of oil and gas reserves in its exploration and development activities. Management believes that MOXY has significant opportunities to discover meaningful oil and gas reserves and that these opportunities can best be achieved through the use of advanced 3-D seismic technology, applied in conjunction with an expanded, multi-year exploration program. Moreover, MOXY believes that its recent and continuing acquisitions of 3-D seismic data will continue to improve its ability to interpret subsurface geology and allow it to develop a larger inventory of high-quality prospects which it can pursue at lease sales and through farm-in opportunities offshore in the Gulf and onshore in the Gulf Coast area.

CAPITAL RESOURCES AND LIQUIDITY
During 1995, MOXY established the MCN and Phillips joint ventures which provided MOXY with an inflow of funds. In mid-1996, with the pending completion of the exploration portion of the MOXY/MCN Program, management began evaluating options to obtain additional long-term funding for its planned exploration and development activities, including entering into one or more new long-term exploration joint ventures (MCN later indicated that it did not wish to enter into the type of multi-year program that MOXY desired), issuing additional equity or undertaking a business combination with another entity. MOXY ultimately decided to undertake the Rights Offering (discussed below), which would allow it to recapitalize, to restructure its current exploration and development operations, and to engage in a significantly expanded and more diversified, multi-year exploratory drilling program.

     On October 9, 1997, MOXY's shareholders approved the Rights Offering and related transactions providing for the issuance of approximately 28.6 million shares of MOXY common stock, estimated to generate net proceeds of approximately $93 million. These proceeds will enable MOXY to acquire the MCN Producing Properties from FRP and to retire all MOXY debt. Furthermore, the remaining cash proceeds will provide MOXY the funding necessary to participate in the aggregate $200 million multi-year MOXY/FRP Exploration Program (discussed below). MOXY thereafter will own a 100% interest in the MCN Producing Properties, and MOXY and FRP will dedicate to the MOXY/FRP Exploration Program all other properties that were part of the MOXY/MCN Program.

     MOXY and FRP will establish the MOXY/FRP Exploration Program to explore and develop exploratory prospects primarily in the Gulf and onshore in the Gulf Coast area where MOXY has significant exploration experience and a substantial geological database. MOXY will manage the program, select all prospects and drilling opportunities, and serve as operator of the program. MOXY and FRP will commit $200 million for exploration expenditures under the program, most of which will be shared 40% by MOXY and 60% by FRP. All revenues and other costs will be shared equally.

     MOXY was awarded seven tracts at the Central Gulf of Mexico lease sale held in March 1997 with bids totaling $5.5 million. FRP later acquired an interest in these leases, which will be dedicated to the MOXY/FRP Exploration Program upon completion of the Rights Offering.

     MOXY incurred $17.7 million of cash exploration and development expenditures during the first nine months of 1997, principally consisting of $3.5 million for development at Vermilion Blocks 160 and 410, $6.0 million for lease acquisition costs, $4.1 million in drilling and leasehold costs charged to expense and $3.9 million of geological and geophysical costs. Exploration expenditures are expected to increase following the completion of the Rights Offering and the initiation of the MOXY/FRP Exploration Program.

OPERATIONAL ACTIVITIES
MOXY's recent exploration activities in the Gulf of Mexico have been conducted primarily through the MOXY/MCN Program in which MOXY currently holds a 40% interest. As noted earlier, FRP acquired MCN's interest in the MOXY/MCN Program in August 1997 and this program continued with FRP replacing MCN. Upon completion of the Rights Offering, MOXY will purchase FRP's interest in the MCN Producing Properties and MOXY and FRP will dedicate all other oil and gas properties subject to the MOXY/MCN Program to the new MOXY/FRP Exploration Program.

Recent activities within the MOXY/MCN Program follow:

* During the fourth quarter of 1996, a development well at the Vermilion Block 160 field discovered new reserves from eight gas sands with approximately 215 feet of net pay. Drilling on this well was completed in the first quarter of 1997, discovering an additional 47 feet of net pay. During the second quarter of 1997, a second development well to develop the newly discovered reserves encountered 244 feet of net gas pay from six sands. A third development well drilled during the third quarter of 1997 encountered seven sands with approximately 170 feet of net gas pay. Completion of the three new development wells has commenced and production is expected to begin during the fourth quarter of 1997. The MOXY/MCN Program has a 28% net revenue interest in this field unit which is subject to re-determination subsequent to final development drilling. In addition, the interest in two of the four blocks within the Vermilion Block 160 field unit is subject to a 30% net profits interest. Daily gross production at the Vermilion Block 160 field averaged approximately 8 million cubic feet (Mmcf) of natural gas and 280 barrels of condensate during the third quarter.

* In late December 1996, installation of the production platforms and related facilities at the Vermilion Block 410 field was completed and production began from one of the two platforms. Production began from the second platform in February 1997. The MOXY/MCN Program has a 28% net revenue interest in this field. Daily gross production averaged approximately 66 Mmcf of gas during the third quarter.

* During the third quarter of 1997, the MOXY/MCN Program initiated drilling of the West Cameron Block 616 #3 exploratory well. In early October 1997, the well encountered 263 feet of net gas pay in four sands. MOXY, the operator of the well, believes that the logged pays in this well indicate commercial quantities of reserves which can be developed with conventional platform techniques. MOXY is drilling the well deeper to evaluate additional objectives. The West Cameron 616 #2 well, drilled in 1996 and located approximately one mile southeast of the #3 well, encountered 190 feet of net gas pay in a different fault block.

* During the second quarter of 1997, the MOXY/MCN Program acquired a 50% working interest in Eugene Island Blocks 18/19 from Shell Offshore Inc. (SOI) in exchange for a 50% interest in the MOXY/MCN Program's West Cameron Block 492. During the third quarter of 1997, SOI, as operator, drilled an exploratory well on Eugene Island Block 19 which did not encounter commercial hydrocarbons.

* In September 1997, MOXY, as operator, plugged and abandoned the #2 exploratory well at the Vermilion Block 159 prospect. Mechanical conditions encountered during drilling prevented the well from reaching all its intended objectives. Based on the geological information acquired from the well, MOXY is evaluating future drilling. The MOXY/MCN Program had a 60% working interest in this well.

* In April 1997, the MOXY/MCN Program sold its interest in West Cameron Block 503 for $7.2 million ($2.9 million net to MOXY) with MOXY recognizing a $2.3 million gain. The proceeds were used to repay borrowings from MCN.

* Drilling completed in August 1997 at Grand Isle Block 65 was unsuccessful in discovering hydrocarbons in commercial quantities. MOXY plans to farm out its working interest and retain an overriding royalty.

* During the third quarter of 1997, the MOXY/MCN Program farmed in a 35% interest in a Gulf of Mexico block located offshore Texas where the operator plans to commence drilling an exploratory well during the fourth quarter of 1997.

* The MOXY/MCN Program farmed in a 67.5% working interest, subject to certain reversions, in a prospect covering approximately 3,610 gross acres in the Atchafalaya Bay located in St. Mary's Parish, Louisiana. MOXY will operate this prospect and initial exploratory drilling is expected to commence in the fourth quarter.

* The MOXY/MCN Program was the high bidder on the Brazos Block A-26 at the Western Gulf of Mexico lease sale held in August 1997.

In the onshore Gulf Coast region MOXY owns a 25% interest in a joint venture with Phillips and FRP, which covers a project area in south Louisiana, discussed below:

* In the 1997 second quarter MOXY drilled the North Bay Junop well but did not encounter commercial hydrocarbons in the primary objective zones. The well was completed in a shallower zone with approximately 25 feet of net gas pay. The well was flow tested at a rate of 5.3 Mmcf of gas and 93 barrels of condensate per day. Because of the complexity of the salt dome geology and potentially limited reservoir size, production performance will be required to determine the reserve volumes associated with this completion. The joint venture partners are assessing additional prospects in the area which may result in future exploratory drilling or acquisition of additional 3-D seismic coverage.

In July 1997, MOXY committed to a one year contract for a jack-up rig capable of drilling in water depths of up to 150 feet. In addition, MOXY signed a one-well contract with an option for additional wells for a jack-up rig capable of drilling in water depths of up to 350 feet.

In September 1997, MOXY purchased for $4.5 million all of the oil and gas interests owned by FM Properties Inc. (FMPO), a publicly traded company which shares common management and a common director with MOXY. These properties are located in the offshore Gulf of Mexico and in various onshore areas of the United States. FRP joined MOXY in the acquisition of interests in three exploration properties which had no revenues in 1996 and which will be included in the current exploration program between MOXY and FRP, with MOXY bearing 40 percent and FRP bearing 60 percent of the $3 million acquisition price for these properties. As a result, MOXY's net share of the total $4.5 million acquisition cost paid to FMPO was $2.7 million and FRP's share was $1.8 million. Oil and gas revenues generated by the producing properties acquired by MOXY totaled $1.4 million in 1996, although a single property which generated $0.7 million in 1996 ceased production in the second quarter of 1997.

RESULTS OF OPERATIONS

                                 Third Quarter              Nine Months
                          ------------------------    ------------------------
                             1997          1996          1997          1996
                          ----------    ----------    ----------    ----------
Revenues (in millions):
  Oil and gas sales       $      1.8    $      0.5    $      6.0    $      1.7
  Management fees                0.9           0.4           1.7           1.2
                          ----------    ----------    ----------    ----------
                          $      2.7    $      0.9    $      7.7    $      2.9
                          ==========    ==========    ==========    ==========

Production quantities:
  Gas (Mcf)                  750,300       149,700     2,371,300       456,400
  Oil (barrels)                2,800         6,800        12,200        22,500

Average realization:
  Gas (per Mcf)                $2.33         $2.26         $2.40         $2.60
  Oil (per barrel)            $19.30        $22.74        $21.29        $21.36

     MOXY's revenues for the third quarter and nine month periods of 1997 increased significantly over the comparable 1996 period levels as the MOXY/MCN Program initiated production (primarily natural gas) in December 1996 from the first of two production platforms at the Vermilion Block 410 field, with production from the second platform commencing in February 1997 (see operating statistics above). As noted earlier, upon completion of the Rights Offering, MOXY will purchase the MCN Producing Properties from FRP.

                              Third Quarter                 Nine Months
                          ------------------------    ------------------------
                             1997          1996          1997          1996
                          ----------    ----------    ----------    ----------
                                 (in millions, except per share amounts)
Production and delivery,
  including depreciation
  and amortization        $      2.1    $      0.3    $      7.4    $      1.1
Exploration Expenses:
  Geological and
    geophysical                  1.2           1.5           3.9           2.4
  Exploratory drilling
    and leasehold costs          5.2           0.5           6.6           3.5a
                          ----------    ----------    ----------    ----------
                          $      6.4    $      2.0    $     10.5    $      5.9
                          ==========    ==========    ==========    ==========
Operating loss            $     (6.3)   $     (2.1)   $     (9.7)   $     (6.1)
Net loss                  $     (6.5)   $     (2.1)   $    (10.4)   $     (6.0)
Net loss per share        $    (0.46)   $    (0.15)   $    (0.74)   $    (0.43)

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

     MOXY's unsuccessful exploratory drilling and leasehold costs fluctuate from period to period based on the related drilling results and the amount of costs involved in the project. Exploratory drilling and leasehold costs in the nine-month 1996 period include a $2.1 million reimbursement of previously expensed costs. There were five unsuccessful drilling projects during the first nine months of 1997 compared with three during the first nine months of 1996.

     Interest expense totaled $1.0 million for the nine-month 1997 period versus $0.1 million for the nine-month 1996 period, reflecting the increased borrowings from MCN (initiated in mid-1996) to fund MOXY's share of exploration and development expenditures.

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

                     PART II--OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

(a) A Special Meeting of Stockholders of the Company was held on October 9, 1997 (the "Special Meeting"). Proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

(b) At the Special Meeting, the stockholders voted on and approved the proposal to approve a Standby Purchase Agreement between the Company and Freeport-McMoRan Resource Partners, Limited Partnership as well as the transactions contemplated thereby as described in the Company's Proxy Statement dated September 5, 1997. Holders of 9,338,459 shares voted for, holders of 121,586 shares voted against and holders of 78,716 shares abstained from voting on, such proposal. There were no broker non-votes with respect to such proposal.

(c) At the Special Meeting, the stockholders also voted on and approved the proposal to amend the Company's 1997 Stock Option Plan for Non-Employee Directors. Holders of 8,470,056 shares voted for, holders of 878,350 shares voted against and holders of 190,355 shares abstained from voting on, such proposal. There were no broker non-votes with respect to such proposal.

(d) At the Special Meeting, the stockholders also voted on and approved the proposal to amend the Company's 1997 Stock Option Plan. Holders of 8,426,732 shares voted for, holders of 920,444 shares voted against and holders of 191,585 shares abstained from voting on, such proposal. There were no broker non-votes with respect to such proposal.

Item 6.   Exhibits and Reports on Form 8-K.

(a) The exhibits to this report are listed in the Exhibit Index appearing on page E-1 hereof.

(b) During the quarter for which this report is filed, the registrant filed Current Reports on Form 8-K on July 1, 1997, October 3, 1997 and October 9, 1997 under Item 5, on September 2, 1997 under Item 2 and on July 14, 1997 under Items 2 and 5.

                       McMoRan Oil & Gas Co.
                             SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   McMoRan Oil & Gas Co.

                                   By:  /s/C. Donald Whitmire, Jr.
                                        _________________________
                                        C. Donald Whitmire, Jr.
                                            Controller
                                       (authorized signatory and
                                        Principal Accounting Officer)

Date:  November 13, 1997

                         McMoRan OIL & GAS CO.
                              EXHBIT INDEX

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

10.8 Agreement for Purchase and Sale dated as of August 1, 1997 between FM Properties Operating Co. and McMoRan Oil & Gas Co.
incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated as of September 2, 1997.

15.1 Letter dated October 21, 1997 from Arthur Andersen LLP regarding unaudited interim financial statements.

27.1  Financial Data Schedule.