Form 10-K405
period 1997-12-31
MCMORAN OIL & GAS CO /DE/
filed 1998-03-27
CIK 921941

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                             Form 10-K
          [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
            For the fiscal year ended December 31, 1997

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

     Yes [X]        No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $133,930,000 on March 16, 1998.

     On March 16, 1998, there were issued and outstanding 42,795,538 shares of the registrant's Common Stock, par value $0.01 per share.

                  DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement submitted to the registrant's stockholders in connection with the registrant's 1998 Annual Meeting of Stockholders to be held on May 12, 1998 are incorporated by reference into Part III of this Report.



                       McMoRan Oil & Gas Co.
                   Annual Report on Form 10-K for
              the Fiscal Year ended December 31, 1997

                         TABLE OF CONTENTS

Part I                                                           Page
                                                                 ----

Items 1. and 2. Business and Properties                             1
Item 3. Legal Proceedings                                          12
Item 4. Submission of Matters to a Vote of Security Holders        12
        Executive Officers of the Registrant                       12

Part II

Item 5. Market for Registrant's Common Equity and Related
        Stockholder Matters                                        13
Item 6. Selected Financial Data                                    14
Items 7.and 7A.  Management's Discussion and Analysis of Financial
        Condition and Results of Operations and Disclosures about
        Market Risks                                               14
Item 8. Financial Statements and Supplementary Data                19
Item 9. Changes in and Disagreements with Accountants on Accounting
        and Financial Disclosure                                   30

Part III.

Item 10. Directors and Executive Officers of the Registrant        30
Item 11. Executive Compensation                                    30
Item 12. Security Ownership of Certain Beneficial Owners and
         Management                                                30
Item 13. Certain Relationships and Related Transactions            30

Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on
         Form 8-K                                                  31

Signatures                                                        S-1

Exhibit Index                                                     E-1



                               PART I

Items 1 and 2.  Business and Properties

                              OVERVIEW

McMoRan Oil & Gas Co. (the "Company" or "MOXY") is an independent oil and gas company engaged in the exploration, development and production of oil and natural gas. The Company's operations are conducted offshore in the Gulf of Mexico (the"Gulf") and onshore in the Gulf Coast area. The Company commenced operations in May 1994 following the distribution of all of the Company's common stock to the stockholders of Freeport-McMoRan Inc. ("FTX") in order to carry on substantially all of the oil and natural gas exploration activities previously conducted by FTX. The Company and its predecessors have conducted exploration, development and production operations offshore in the Gulf and onshore in the Gulf Coast and other areas for more than 25 years, which have provided the Company an extensive geological and geophysical database and extensive technical and operational expertise.

The Company's business strategy is to create value for its stockholders through the discovery of oil and gas reserves in its exploration and development activities. MOXY expects to concentrate its efforts in selected geographic areas where the Company's management team has significant exploration experience. The Company evaluates substantially all of its exploratory prospects with 3-D seismic surveys prior to drilling. MOXY intends to continue to generate exploratory prospects and evaluate selected opportunities to acquire producing oil and gas properties and to maximize its geological and geophysical experience and expertise by using 3-D seismic data and other state of the art technology.

In 1995, MOXY entered into an agreement with MCN Energy Group Inc.
("MCN") establishing a $65 million oil and gas exploration and development program in the offshore Gulf of Mexico area (the
"MOXY/MCN Program").  After considering a range of options, in 1997
MOXY management decided to undertake a $100 million rights offering (the"Rights Offering") to raise funds that would allow it to recapitalize, restructure its exploration and development operations and engage in a significantly expanded and more diversified, multi-year exploratory drilling program. In November 1997 MOXY completed the Rights Offering, raising $92.2 million of net proceeds and enabling it to repay all borrowings under the MOXY/MCN Program, acquire the interest previously held by MCN in the Vermilion Block 160 and 410 fields and provide a portion of its share of funding under a newly-formed exploration program with Phosphate Resource Partners Limited
Partnership ("PLP"), formerly Freeport-McMoRan Resource Partners,
Limited Partnership. See "Oil and Gas Properties" and "Exploration and Development Programs" below.

                     OIL AND GAS PROPERTIES

As of March 2, 1998, the Company owned interests in 102 oil and gas leases in the Gulf and onshore Louisiana and Texas covering approximately 159,400 gross acres (approximately 53,400 net acres to the Company). The Company's exploratory drilling has established estimated proved reserves attributable to the Company's interest in its leases of approximately 40 billion cubic feet of gas and 463,000 barrels ("Bbls") of condensate as of December 31, 1997 based on a reserve report prepared by Ryder Scott Company, an independent petroleum engineering firm ("Ryder Scott").

Proved Properties

*    Vermilion Block 160 Field Unit.  Gross production from the
field unit   averaged 14.8 million cubic feet ("Mmcf") of natural gas
and 537 Bbls of condensate per day during 1997. Production from three new development wells drilled earlier in 1997 commenced during the 1997 fourth quarter, increasing the field average gross production rates as of December 31, 1997 to approximately 53 million cubic feet (Mmcf) of gas and 1,600 barrels of condensate per day. During the 1997 fourth quarter MOXY, as operator, drilled and saved the Vermilion Block 160 #4 sidetrack development well at a location remote from the existing platform and outside of the field unit area. The well encountered 106 feet of net gas pay in four sands. Fabrication of a platform is in progress, and development of these new reserves is planned for 1998. MOXY has a 58 percent net revenue interest in the #4 sidetrack well, subject to a 12.7 percent net profits interest, and a 25.5 percent net revenue interest, subject to a 2.6 percent net profits interest, in the Vermilion 160 field unit as a result of final re-determination. The Vermilion Block 160 field is located approximately 155 miles west southwest of New Orleans, Louisiana in approximately 100 feet of water. The

[Page]  1

Vermilion Block 160 field unit is comprised of portions of four leases (Vermilion Blocks 143, 144, 159, and 160) totaling 5,625 acres.

* Vermilion Block 410 Field. In late 1996, the operator completed installation of the production platforms and related facilities and commenced production from one of two platforms. Production began from the second platform in February 1997. MOXY has a 37.5 percent working interest and a 28 percent net revenue interest in this field. Daily gross production averaged approximately 57 Mmcf of natural gas during the 1997 fourth quarter. The lease blocks cover a total of 11,015 acres.

* West Cameron Block 616. During the fourth quarter of 1997, MOXY, as operator, drilled and saved the West Cameron Block 616 #3 exploratory well. This well encountered a total of 426 feet of net gas pay in eight sands. MOXY subsequently drilled and saved for future production the West Cameron Block 616 #4 well to develop reserves discovered by the #3 well. In March 1998 MOXY completed drilling the #5 well, a development well planned to develop the reserves discovered by the West Cameron Block 616 #2 well. The #2 well, drilled in 1996 and located approximately one mile southeast of the #5 well, encountered 190 feet of net gas pay in a different fault block. The West Cameron Block 616 #5 well encountered three gas sands not seen in the #2 well and was credited with a total of 324 feet of net gas pay in eight sands. MOXY has acquired a previously owned platform for use in developing these reserves. First production is expected to commence during the fourth quarter of 1998. MOXY has a 39 percent net revenue interest in the #3 and #4 wells and a 37 percent net revenue interest in the #5 well. Additionally, MOXY initiated drilling an exploratory well on an offset block, West Cameron 617, during the first quarter of 1998. MOXY's net revenue interest in this block is 19 percent. West Cameron Blocks 616 and 617 are located in approximately 300 feet of water in the Gulf of Mexico, approximately 130 miles offshore Louisiana. These two blocks total 10,000 acres.

* East Fiddler's Lake/North Bay Junop. MOXY has a 25% working interest and 18% net revenue interest in approximately 4,229 acres of leasehold in the East Fiddler's Lake/North Bay Junop prospect area in Terrebonne Parish, Louisiana, and owns a proprietary 3-D seismic data survey covering approximately 35,000 acres. Operations have been conducted by a joint venture owned 50% by the operator, Phillips Petroleum Company, 25% by PLP and 25% by MOXY. See "Business and Properties-Exploration and Development Programs." In the 1997 second quarter, MOXY drilled the North Bay Junop well but did not encounter commercial hydrocarbons in the primary objective zones. The well was completed in a shallower zone with approximately 25 feet of net gas pay. The well began production during the 1998 first quarter. Because of the complexity of salt dome geology and potentially limited reservoir size, production performance will be required to determine the reserve volumes associated with this completion.

Exploration Properties

MOXY is continually evaluating its current exploration prospects, as well as others offered by third parties, and will drill those considered to have the highest potential. Exploratory activities on prospects during 1997 and early 1998 are summarized below.

* West Cameron Block 492. During the 1997 fourth quarter MOXY's West Cameron 492 #1 exploratory well discovered 93 feet of net hydrocarbon pay in five sands. Additionally, the West Cameron 492 #3 well, which was successfully drilled as a delineation well, encountered 83 feet of net hydrocarbon pay in two sands, 57 feet of which was in a new sand. Both wells were saved for future production and further drilling in 1998 is contemplated on this block. MOXY, as operator, owns a 19 percent net revenue interest in this block, which is located in approximately 150 feet of water offshore in the Gulf of Mexico approximately 110 miles south of Lake Charles, Louisiana, and encompasses 5,000 acres.

* West Cameron Block 157. In early January 1998 MOXY, as operator, initiated drilling of the West Cameron Block 157 #1 exploratory well to a proposed total measured depth of approximately
15,000 feet. This well was determined to be unsuccessful in March, 1998 and will be plugged and abandoned. MOXY owns a 38 percent net revenue interest in this block, which contains 2,170 acres, and in West Cameron Block 156, which contains 5,000 acres, both of which are located offshore in the Gulf of

[Page]  2

Mexico approximately 60 miles southwest of Lake Charles, Louisiana in approximately 30 feet of water.

* Brazos Block A-19. During the 1997 fourth quarter the operator commenced drilling the Brazos A-19 #2 exploratory well to a proposed total measured depth of approximately 19,000 feet. Pursuant to a joint venture agreement MOXY will earn 13.3 percent net revenue interest, limited in depth, in this block, which contains 5,760 acres and is located in approximately 135 feet of water offshore in the Gulf of Mexico approximately 95 miles southwest of Galveston, Texas. MOXY also owns a 48 percent working interest and a 39 percent net revenue interest in the adjacent Brazos Block A-26, which contains 5,760 acres.

* West Cameron Block 503. In April 1997, MOXY sold its interest in West Cameron Block 503 for $2.9 million, recognizing a $2.3 million gain ($0.12 per share). The proceeds were used to repay borrowings from MCN.

* Vermilion Block 391/392/408. MOXY has a 14.4 percent working interest and 11.6 percent net revenue interest in Vermilion Blocks 392/408 and a 15.3 percent working interest and 12.3 percent net revenue interest in Vermilion Block 391. The operator drilled an unsuccessful exploratory well in the third quarter of 1996 on Vermilion Block 391. MOXY acquired the Vermilion Block 392 lease in the Central Gulf of Mexico lease sale in 1996 and acquired the shallow rights on Vermilion Block 408 by trading the deep rights at Vermilion Block 392. Vermilion Blocks 391/392/408 cover a total of 15,000 acres and are located four miles from the Vermilion Block 410 field, which is approximately 115 miles offshore Louisiana, in approximately 360 feet of water.

* Lease Sale. MOXY was high bidder on seven tracts at the Central Gulf of Mexico lease sale held in March 1997 for high bids totaling $5.5 million. As part of the MOXY Exploration Program the related acquisition and exploration costs will be shared 37.6 percent by MOXY, 56.4 percent by PLP and 6 percent by an individual investor (see "Business and Properties-Exploration and Development Programs").

*    Other. During 1997 exploratory drilling on the Eugene Island
Block 19, Vermilion Block 159 and Grand Isle Block 65 prospects concluded without discovery of commercial hydrocarbons. MOXY has farmed out the related acreage in Grand Isle Block 65.

Oil and Gas Reserves

Estimates of the Company's total proved developed and proved undeveloped reserves of oil and gas as of December 31, 1997 by Ryder Scott were as follows:

           Gas (Mmcf)                   Oil (Bbls)
  ------------------------     -------------------------
    Proved       Proved         Proved         Proved
  Developed    Undeveloped     Developed     Undeveloped
  ---------    -----------     ---------     -----------
    23,086        17,148        383,000         80,300


The Company's wells at the Vermilion Block 160 field unit field have limited production history. Estimates of proved undeveloped reserves that may be developed and produced in the future are based upon volumetric calculations and upon analogy to similar types of reserves rather than upon actual production history. Estimates based on these methods are generally less reliable than those based on actual production history. Subsequent evaluation of the same reserves based upon production history will result in variations, which may be substantial, in the estimated reserves. Further, the Company's proved undeveloped reserves will require additional capital to develop and produce. See "Cautionary Statements" below, and "Management's Discussion and Analysis of Financial Condition and Results of Operations and Disclosures about Market Risks" included herein under Items 7 and 7A.

The following table sets forth as of December 31, 1997, the estimated future net cash flows before income taxes and the present value of estimated future net cash flows before income taxes, discounted at 10% per annum, from the production and sale of the proved developed and undeveloped reserves attributable to the Company's interest in gas and oil properties as of such date, as determined by Ryder Scott.

[Page]  3

                                     Proved      Proved       Total
                                   Developed   Undeveloped    Proved
                                   ---------   -----------    -------
Estimated future net cash
flows before income taxes (1)       $39,253      $20,207      $59,460

Present value of estimated
future net cash flows before
income taxes (1)                     33,933       11,690       45,623


(1) In preparing such estimates, Ryder Scott used prices of $17.60 per barrel of oil and $2.57 per Mcf of gas as of December 31, 1997, the weighted average prices that the Company estimates it would have received, assuming production from all of its properties with proved reserves.

In accordance with applicable requirements of the Securities and Exchange Commission (the "Commission"), the estimated discounted future net revenues from estimated proved reserves are based on prices and costs at fiscal year end. Actual future prices and costs may be materially higher or lower. See "Cautionary Statements" below.

In accordance with methodology specified by the Commission, certain assumptions were applied in the computation of the reserve evaluation estimates. Under this methodology, future net cash flows are determined by reducing estimated future gross cash inflows to the Company for oil and gas sales by the estimated costs to develop and produce the underlying reserves, including future capital expenditures, operating costs, transportation costs, net profits interests, royalty and overriding royalty burdens on certain of the Company's properties. Future net cash flows were discounted at 10% per annum to arrive at discounted future net cash flows. The present value of future net cash flows shown above should not be construed as the current market value as of December 31, 1997, or any prior date, of the estimated oil and gas reserves attributable to the Company's properties. See "Cautionary Statements" below.

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

Production, Unit Prices and Costs

The following table sets forth certain information regarding the production volumes of, average sales prices received for and average production costs for the Company's sale of oil and gas for each of the years ended December 31, 1997, 1996 and 1995:

                                   1997           1996           1995
                                ---------       -------       ---------
Net gas production (Mcf)        4,061,000       631,000       1,093,000
Net crude oil and condensate
production (Bbls)                  34,000        29,000          45,000

Sales price:
Natural gas (per Mcf)              $ 2.62        $ 2.72          $ 1.63
Crude oil and condensate
(per Bbl)                          $19.19        $22.22          $18.83
Production (lifting) costs
per Mcf equivalent(1)               $0.16         $0.75           $0.68


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

The relationship between the Company's sales prices and its production (lifting) costs depicted by the table above is not necessarily indicative of future results of operations expected by the Company. See "Cautionary Statements" below.

[Page]  4

Acreage

The following table sets forth the oil and gas acreage in which the Company held an interest as of December 31, 1997:

                                  Developed(1)         Undeveloped
                                ----------------    -------------------
                                Gross(2)   Net(3)   Gross(2)     Net(3)
                                Acres     Acres     Acres        Acres
                                ------    ------    -------      ------
Offshore (federal waters)       32,981    12,631    101,787      32,670
Onshore Louisiana and
 Texas                            -         -         5,448       1,434
                                ------    ------    -------      ------
Total                           32,891    12,631    107,235      34,104
                                ======    ======    =======      ======

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

Oil and Gas Drilling Activity

The following table sets forth the gross and net number of productive, dry and total exploratory wells and development wells that the Company drilled in each of the years ended December 31, 1997, 1996 and 1995:

                      1997            1996           1995
                  ------------    ------------   ------------
                  Gross   Net     Gross   Net    Gross   Net
                  -----  -----    -----  -----   -----  -----
Exploratory
Productive         4.0   1.251     4.0   0.910    1.0   0.375
Dry                3.0   0.737     4.0   0.948      -       -
                  -----  -----    -----  -----   -----  -----
Total              7.0   1.988     8.0   1.858    1.0   0.375
                  =====  =====    =====  =====   =====  =====

Development
Productive         5.0   2.484       -       -    5.0   1.875
Dry                  -       -       -       -      -       -
                  -----  -----    -----  -----   -----  -----
Total              5.0   2.484       -       -    5.0   1.875
                  =====  =====    =====  =====   =====  =====


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

[Page]  5

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

Marketing
The Company's gas sales are currently made in the "spot market" at prevailing prices. Prices on the spot market fluctuate with demand. Crude oil and condensate production is generally sold one month at a time at prevailing prices.

                EXPLORATION AND DEVELOPMENT PROGRAMS

In 1995, MOXY entered into an agreement with MCN that established the MOXY/MCN Program. Under the MOXY/MCN Program revenues and costs were shared 60 percent by MCN and 40 percent by MOXY, with MOXY borrowing its share of costs from MCN. The Company's 40 percent share of future revenues from the MOXY/MCN Program was dedicated to repaying the loan amounts which bore interest at the annual base rate quoted from time to time by the Chase Manhattan Bank plus 2 percent. The Company's obligation to repay loans under the MOXY/MCN Program was non-recourse, except to the properties contributed to and developed under the MOXY/MCN Program.

In 1997, MOXY management decided to undertake the Rights Offering to raise funds that would allow it to recapitalize, restructure its exploration and development operations and engage in a significantly expanded and more diversified, multi-year exploratory drilling program. In November 1997, MOXY received net proceeds of $92.2 million from the sale of a total of
28.6 million shares of common stock at $3.50 per share under the terms of the Rights Offering to existing stockholders. PLP purchased 3.9 million of these shares, representing approximately 9 percent of total MOXY shares outstanding, for $13.5 million in fulfillment of its commitment to purchase any shares relating to unexercised rights from the Rights
Offering (the"Stand-By Commitment"). MOXY concurrently used $44.5 million of these proceeds, including $0.8 million of interest costs, to acquire from PLP certain assets of and repay MOXY's borrowings under the MOXY/MCN Program. PLP had purchased the assets from, and repaid the debt due, MCN in August 1997 for an equivalent amount, before interest costs. The assets consisted of MCN's interest in the Vermilion Block 160 and 410 oil and gas fields ($24.5 million), and the debt represented MOXY's borrowings to fund MOXY's share of program costs ($20.0 million). MOXY paid PLP a $6.0 million Stand-By Commitment fee for acquiring and holding the MOXY/MCN Program assets referred to above until completion of the Rights Offering, entering into the Stand-By Commitment and agreeing to enter into the MOXY
Exploration Program (see below).

MOXY is using the remaining net Rights Offering proceeds to fund a portion of its share of an aggregate $210 million, multi-year oil and gas exploration program to explore and develop prospects primarily offshore in the Gulf of Mexico and onshore in the Gulf Coast region formed upon completion of the Rights Offering to replace the MOXY/MCN Program (the"MOXY Exploration Program"). MOXY manages the program, selecting all prospects and drilling opportunities, and serves as operator. MOXY and PLP contributed to the MOXY Exploration Program their interests in all exploration properties formerly part of the MOXY/MCN Program and their joint interests in certain other properties. Under this program most exploration expenditures will be shared 56.4 percent by PLP, 37.6 percent by MOXY and 6 percent by an individual investor who is a director of MOXY, with all other costs and revenues shared 47 percent by PLP, 48 percent by MOXY and 5 percent by the individual investor. Exploration costs consist of all costs associated with leasehold acquisition and maintenance, geological and geophysical studies, seismic surveys, drilling exploratory wells, overhead reimbursements, and all other aspects of identifying prospects and drilling exploratory wells. MOXY and PLP have agreed to apply an aggregate of $8.3 million of certain exploratory costs against their program commitment. The MOXY Exploration Program will terminate after initial exploration program expenditures of $210 million have been committed or on March

[Page]  6

31, 2002, whichever is earlier.

On December 22, 1997, FTX, the administrative managing general partner and owner of a 51.6 percent interest in PLP, merged into IMC Global Inc. ("IGL") (the "Merger"). As a result of the Merger, IGL acquired control of FTX and PLP and became the administrative managing partner of PLP. The Merger had no impact on the terms and conditions of the MOXY Exploration Program.

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

Exploration, Production and Development

The exploration, production and development operations of the Company are subject to regulation at both the federal and state levels. Such regulation requires operators to obtain permits to drill wells and to meet certain bonding and insurance requirements in order to drill or operate wells. Such regulation also controls the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled and the plugging and abandoning of wells. The Company's exploration, production and development operations are also subject to various conservation laws and regulations. These include the regulation of the size of drilling and spacing units or proration units, the density of wells that may be drilled, the levels of production, and the unitization or pooling of oil and gas properties.

The Company presently has interests in or rights to 34 offshore leases located in federal waters on the outer continental shelf ("OCS"). Federal leases are administered by the Mineral Management Service ("MMS"). Individuals and entities must qualify with the MMS prior to owning and operating any leasehold or right-of-way interest in federal waters. Such qualification with the MMS generally involves filing certain documents with the MMS and obtaining performance bonds. For offshore operations, lessees must obtain MMS approval for exploration plans and development and production plans prior to the commencement of such operations. In addition to permits required from other agencies (such as the Coast Guard, the Army Corp of Engineers and the Environmental Protection Agency ("EPA")), lessees must obtain a permit from the MMS prior to the commencement of drilling. The MMS has promulgated regulations requiring offshore production facilities located on the OCS to meet stringent engineering and construction specifications, and has recently proposed and/or promulgated additional safety-related regulations concerning the design and operating procedures of OCS production platforms and pipelines. The MMS also has regulations restricting the flaring or venting of natural gas, and has proposed amendments to such regulations that would prohibit the flaring of liquid hydrocarbons and oil without prior authorization. Similarly, the MMS has promulgated other regulations governing the plugging and abandonment of offshore wells and the removal of all production facilities. To cover the various obligations of an OCS lease, the MMS generally requires that lessees post substantial bonds or other acceptable assurances that such obligations will be met. The cost of such bonds or other security can be substantial and there is no assurance that bonds or other surety can be obtained in all cases. Under certain circumstances, the MMS may require all Company operations on federal leases to be suspended or terminated. Any such suspension or termination would materially adversely affect the Company's financial condition and operations.
Environmental
General. The Company's operations are subject to extensive federal, state and local regulatory requirements relating to environmental affairs, health, safety and waste management and chemical products. These laws and regulations require the acquisition of permits before construction or drilling commences, limit or prohibit construction and drilling activities on certain lands lying within wilderness or wetlands and other protected areas and impose substantial liabilities for pollution resulting from the Company's operations.

Moreover, the recent trend toward stricter standards in environmental legislation and regulations is likely to continue.
For instance, legislation has been proposed in Congress from time to time to reclassify oil and gas production wastes as "hazardous waste." If such legislation were to be enacted, it could have

[Page]  7

a significant impact on the operating costs of the Company, as well as the oil and gas industry in general. State initiatives to further regulate the disposal of oil and gas wastes are also pending in certain states and could have a similar impact on the Company. Management believes that compliance with current applicable environmental laws and regulations will not have a material adverse impact on the Company. The Company believes that its operations are and will continue to be in substantial compliance with applicable environmental laws, regulations and ordinances.

It is possible, however, that future developments such as stricter environmental laws or regulations could adversely affect the Company's operations. Moreover, some risk of environmental costs and liabilities is inherent in the Company's operations as it is with other companies engaged in similar or related businesses, and there can be no assurance that material costs and liabilities, including substantial fines or criminal sanctions for violation of environmental laws and regulations, will not be incurred by the Company.

Solid Waste. The Company's operations may generate or involve the transport of both hazardous and nonhazardous solid wastes that are subject to the requirements of the Federal Resource Conservation and Recovery Act and comparable state statutes. In addition, the EPA is presently in the process of developing stricter disposal standards for nonhazardous waste. Changes in these regulations may result in additional expenditures or operating expenses by the Company.

Hazardous Substances. The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and comparable state statutes, also known as "Superfund" laws, impose liability on certain classes of persons that contribute to the release of a "hazardous substance" into the environment. These persons include the owner or operator of a site, and companies that transport, dispose of or arrange for the disposal of, the hazardous substances found at the site. CERCLA also authorizes the EPA, and in some cases, third parties to take actions in response to threats to the public health or the environment and to recover their costs from the responsible classes of persons. Despite the "petroleum exclusion" of CERCLA that encompasses wastes directly associated with crude oil and gas production, the Company may generate or transport "hazardous substances" within the meaning of CERCLA or comparable state statutes in the course of its ordinary operations. Thus, the Company may be responsible under CERCLA or the state equivalents for all or part of the costs required to clean up sites where a release has occurred.

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

[Page]  8

unable to predict the ultimate cost of compliance.


                             EMPLOYEES

At March 2, 1998, the Company had 16 employees. All of the Company's employees are devoted primarily to managerial, land and geological functions. The Company intends to continue its policy of limiting its number of permanent employees and, to that end, generally utilizes the services of independent consultants and contractors to perform various professional services, particularly in the areas of construction, design, well site surveillance and environmental assessment. Field and on-site production operation services such as pumping, maintenance, dispatching, inspection and testing, are also generally provided by independent contractors. Currently, a major portion of the Company's geological and geophysical services are performed by CLK Company, L.L.C. ("CLK"). Under the Company's exclusive agreement with CLK, the Company pays CLK an annual fee of $2.2 million, with $0.5 million of this fee paid in Company common stock, and reimburses CLK's direct expenses incidental to its work for the Company and for its office space. In addition, CLK receives a 3% overriding royalty interest on all new domestic prospects accepted by the Company. For the year ended December 31, 1997, the Company incurred $3.0 million of expenses under its agreement with CLK.

Other than those functions performed by the Company's employees and those provided under third party contracts, since January 1, 1996 numerous services necessary for the business and operations of the Company, including certain executive, technical, administrative, accounting, financial, tax and other services, have been performed by FM Services Company ("FMS"), currently owned 25 percent by MOXY, pursuant to a services agreement between FMS and the Company (the "Services Agreement"). Prior to 1996, substantially the same services were provided by FTX. From September 1995 through December, 1997 these services were provided for a fixed annual fee of $1.0 million, subject to annual cost of living increases beginning in the first quarter of 1997. Prior to September 1995, such services were provided on a cost reimbursement basis. For the year ended December 31, 1997, the Company incurred $1.0 million of expenses under its agreement with FMS. As of January 1, 1998, MOXY and FMS amended the Services Agreement whereby FMS provides services on a cost reimbursement basis. The Services Agreement is terminable by the Company at any time upon 90 days notice.

                       CAUTIONARY STATEMENTS

This report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are all statements other than statements of historical fact included in this report, including, without limitation, the statements under the headings "Business and Properties," "Market for Registrant's Common Equity and Related Stockholder Matters," and "Management's Discussion and Analysis of Financial Condition and Results of Operations and Disclosures about Market Risks" regarding MOXY's financial position and liquidity, payment of dividends, MOXY's strategic alternatives, future capital needs, development and capital expenditures (including the amount and nature thereof), the drilling of wells, reserve estimates and future net revenues attributable thereto, business strategies, and other plans and objectives of management of the Company for future operations and activities.

Forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate under the circumstances. These statements are subject to a number of assumptions, risks and uncertainties, including the risk factors discussed below and in the Company's other filings with the Commission, general economic and business conditions, the business opportunities that may be presented to and pursued by the Company, changes in law or regulations and other factors, many of which are beyond the control of the Company. Readers are cautioned that any such statements are not guarantees of future performance and the actual results or developments may differ materially from those projected in the forward-looking statements. All subsequent written and oral forward-looking statements attributable to MOXY or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. Important factors that could cause actual results to differ materially from MOXY's expectations include, among others, the following.

Limited Operating History and
Significant Historical Operating Losses

The Company commenced operations in 1994. In addition, the Company has only two significant producing fields, which have been on production for only a limited time, making proved reserves and levels of future production attributable to these fields less susceptible to estimation. Also, as a result of the expensing of non-productive exploratory drilling and related costs from the Company's exploratory

[Page]  9

program, the Company has incurred significant operating losses to date. The Company's viability must be considered in light of the risks and difficulties frequently encountered by companies engaged in the early stages of their oil and gas exploration, development and production activities.

Substantial Capital Requirements

The development of the Company's business will continue to require
substantial expenditures.    The Company's future financial results
depend on its ability to locate hydrocarbons in commercial quantities and on the market prices for oil and gas. There can be no assurance that the Company will achieve or sustain profitability or positive cash flows from operating activities in the future.

The Company makes, and will continue to make, substantial capital expenditures for the exploration, development and production of oil and natural gas reserves and related projects. If the Company fails to discover significant reserves, experiences operating difficulties or if oil and gas prices decline and reduce cash generated from operations, the Company may be required to obtain additional financing to fund its operations. No assurance can be given that such financing will be available, and if it is not available, the Company may be required to curtail its operations.

Volatility of Oil and Gas Prices

The Company's revenues substantially depend on the prevailing prices for natural gas and, to a lesser extent, oil. In recent years, natural gas and oil prices and, therefore, the level of industrywide drilling, exploration, development and production, have been extremely volatile. Prices are affected by market supply and demand factors as well as actions of state and local agencies, U.S. and foreign governments and international cartels. All of these factors are beyond the control of the Company. Any significant or extended decline in natural gas and oil prices will have a material adverse effect on the Company's financial condition and operations and could impair access to capital.

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

Replacement of Reserves

MOXY's future performance depends in part upon its ability to acquire, find and develop oil and gas reserves that are economically recoverable. Without successful exploration or development activities, MOXY's reserves will be depleted. No assurances can be given that MOXY will be able to find and develop additional reserves on an economic basis.

MOXY's business is capital intensive and significant operating cash flow must be reinvested in development or exploration activities in order for MOXY to maintain its asset base of proved oil and gas reserves. To the extent cash flow from operations is reduced and external sources of capital become limited or unavailable, MOXY's ability to make the necessary capital investments to maintain or expand its asset base will be impaired. Without such investment, MOXY's oil and gas reserves will be depleted.

Although the Company currently emphasizes reserve growth through exploratory drilling, it may make acquisitions form time to time of producing properties and properties with proved undeveloped reserves. Evaluation of recoverable reserves of natural gas and oil, which is an integral part of the property selection process, depends on evaluation of geological, engineering and production data, some or all of which may proved to be unreliable or not indicative of future performance.

Reserves and Future Net Cash Flow

Information relating to proved oil and gas reserves owned by MOXY is based upon engineering estimates. Reserve engineering is a subjective process of estimating the recovery from underground accumulations of oil and natural gas that cannot be measured in an exact manner, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological

[Page] 10

interpretation and judgment. Estimates of economically recoverable oil and gas reserves and of future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of governmental regulations and assumptions concerning future oil and gas prices, future operating costs, severance and excise taxes, development costs and workover and remedial costs, all of which may in fact vary considerably from actual results. Because all reserve estimates are to some degree speculative, the quantities of oil and natural gas that are ultimately recovered, production and operation costs, the amount and timing of future development expenditures and future oil and natural gas sales prices may all vary from those assumed in these estimates and such variances may be material. In addition, different reserve engineers may make different estimates of reserve quantities and cash flows based upon the same available data. See "Business and Properties - Reserves."

The present values of estimated future net cash flows referred to in this report should not be construed as the current market value of the estimated proved oil and gas reserves attributable to MOXY's properties. In accordance with applicable requirements of the Commission, the estimated discounted future net cash flows from proved reserves are generally based on prices and costs as of the date of the estimate, while actual future prices and costs may be materially higher or lower. Actual future net cash flows also will be affected by factors such as the amount and timing of actual production, supply and demand for oil and gas, curtailments or increases in consumption by gas purchasers and changes in governmental regulations or taxation. The timing of actual future net cash flows from proved reserves, and thus their actual present value, will be affected by the timing of the production and the incurrence of expenses in connection with development and production of oil and gas properties. In addition, the 10% discount factor, which is required by the Commission to be used to calculate discounted future net cash flows for reporting purposes, is not necessarily the most appropriate discount factor based on interest rates in effect from time to time and risks associated with the oil and gas properties owned by MOXY or the oil and gas industry in general.

Shortages of Supplies and Equipment

The Company's ability to conduct its operations in a timely and cost effective manner is subject to the availability of oil and gas field supplies, equipment and service crews. The industry is currently experiencing a shortage of certain types of drilling rigs and work boats in the Gulf . This shortage could result in delays in the Company's operations as well as higher operating and capital costs. Shortages of other drilling equipment, tubular goods, drilling service crews and seismic crews could occur from time to time, further hindering the Company's ability to conduct its operations as planned.

Operating Hazards; Limited Insurance Coverage

MOXY's operations are subject to hazards and risks inherent in drilling for and production and transporting natural gas and oil, such as fires, natural disasters, encountering formations with abnormal pressures, blowouts, cratering, pipeline ruptures and spills, any of which can result in environmental pollution, personal injuries, property damage and substantial losses to MOXY. Moreover, MOXY's operations in the Gulf are subject to a variety of operating risks peculiar to the marine environment, such as to hurricanes or other adverse weather conditions, more extensive governmental regulation, (including regulations that may, in certain circumstances, impose strict liability for pollution damage) and interruption or termination of operations by governmental authorities based on environmental or other considerations.

MOXY maintains insurance coverage against some, but not all, potential losses. MOXY's coverages include, but are not limited to, operator's extra expense, physical damage on certain assets, employer's liability, comprehensive general liability, automobile, workers' compensation and loss of production income insurance and limited coverage for sudden environmental damages. MOXY does not believe that insurance coverage is available at a reasonable cost for environmental damages that occur over time or the full liability that could be caused by sudden environmental damages. Accordingly, MOXY may be subject to liabilities or may lose substantial portions of its properties in the event of environmental damages. The occurrence of an event that is not fully covered by insurance could have an adverse impact on MOXY's financial condition and results of operations.

Governmental Regulation

MOXY's operations are affected by political developments and federal and state laws and regulations. In particular, oil and natural gas production, operations and economics are or have been affected by price controls, taxes and other laws relating to the oil and natural gas industry, by changes in such laws and by changes in administrative regulations. MOXY cannot predict how existing laws and regulations may be interpreted by enforcement agencies or court rulings, whether additional laws and

[Page] 11

regulations will be adopted, or the effect such changes may have on its business or financial condition.

MOXY's operations are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations require the acquisition of a permit before drilling commences, restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production, limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas, and impose substantial liabilities for pollution which might result from MOXY's operations. Moreover, the recent trend toward stricter standards in environmental legislation and regulation is likely to continue. Initiatives to further regulate the disposal of crude oil and natural gas wastes are also pending in certain states and could have a similar impact. MOXY could incur substantial costs to comply with environmental laws and regulations. In addition to compliance costs, government entities and other third parties may assert substantial liabilities against owners and operators of oil and gas properties for oil spills, discharges of hazardous materials, remediation and cleanup costs and other environmental damages, including damages caused by previous property owners. The imposition of any such liabilities on MOXY could have a material adverse effect on MOXY's financial condition and results of operations.

Competition

MOXY operates in the highly competitive areas of natural gas and oil production, development and exploration with many other companies, many of which have significantly greater financial and other resources than MOXY. Factors affecting MOXY's ability to compete in the marketplace include the availability of capital, access to information relating to a property and the standards established by MOXY for the minimum projected return on investment. MOXY's competitors include major integrated oil companies and a substantial number of independent energy companies, many of which may have substantially larger financial resources, staffs and facilities than MOXY.

Item 3.  Legal Proceedings

Although the Company may from time to time be involved in various legal proceedings of a character normally incident to the ordinary course of its business, the Company believes that potential liability from any such pending or threatened proceedings will not have a material adverse effect on the financial condition or results of operations of the Company. The Company maintains liability insurance to cover some, but not all, of the potential liabilities normally incident to the ordinary course of its businesses as well as other insurance coverages customary in its business, with such coverage limits as management deems prudent.

Item 4.  Submission of Matters to a Vote of Security Holders

A Special Meeting of Stockholders of the Company was held on October 9, 1997, as more fully described in Part II, Item 4 of the Company's Quarterly Report on Form 10-Q for the quarter ended
September 30, 1997 and incorporated herein by reference.

Executive Officers of the Registrant

Listed below are the names and ages, as of March 2, 1998, of the present executive officers of the Company together with the principal positions and offices with the Company held by each. All officers of the Company serve at the pleasure of the Board of Directors of the Company.

      Name             Age    Position or Office
      ----             ---    ------------------

James R. Moffett        59    Co-Chairman of the Board

Richard C. Adkerson     51    Co-Chairman of the Board and Chief
                              Executive Officer

C. Howard Murrish       57    President and Chief Operating Officer

John G. Amato           54    General Counsel

Glenn A. Kleinert       55    Senior Vice President

James H. Lee            40    Senior Vice President


[Page] 12

James R. Moffett has served as Co-Chairman of the Board of the Company since April 1994. He also serves as Chairman of the Board and Chief Executive Officer of Freeport-McMoRan Copper & Gold Inc. ("FCX"), as Co-Chairman of the Board of Freeport-McMoRan Sulphur Inc. ("FSC") and as a director of IMC Global Inc. Mr. Moffett served as Chairman of the Board of FTX from May 1992 to December 1997 and as President of FTX from May 1992 to April 1993.

Richard C. Adkerson has served as Co-Chairman of the Board and Chief Executive Officer of the Company since April 1994. Mr. Adkerson is President, Chief Operating Officer and Chief Financial Officer of FCX, Chairman of the Board and Chief Executive Officer of FM Properties ("FMPO"), and Vice Chairman of the Board of FSC. Mr. Adkerson served as Executive Vice President of FCX from July 1995 to April 1997 and as Senior Vice President of FCX from February 1994 to July 1995. He served as Vice Chairman of the Board of FTX from August 1995 until December 1997 and as Senior Vice President of FTX from May 1992 to August 1995.

C. Howard Murrish has served as President and Chief Operating Officer of the Company since September 1994. He was a partner in CLK until September 1994. He was a Senior Executive Vice President of the oil and gas division of FTX from 1986 until February 1992.

John G. Amato has served as General Counsel of the Company since April 1994. Mr. Amato also serves as General Counsel of FMPO and FSC. Prior to August 1995, Mr. Amato served as General Counsel of FCX and FTX. Mr. Amato currently provides legal and business advisory services to FCX under a consulting arrangement.

Glenn A. Kleinert has served as Senior Vice President of the Company since May 1994. Mr. Kleinert was a Senior Vice President of the oil and gas division of FTX and held that position from December 1990 until December 1997.

James H. Lee has served as Senior Vice President of the Company since November 1996. Mr. Lee was a Director of Finance and Business Development of FTX from August 1993 until December 1997 and a Vice President of the oil and gas division of FTX from 1994 until December 1997.

                                 PART II

Item 5.  Market for Registrant's Common Equity and Related
Stockholder Matters

The Company's Common Stock is listed on the Nasdaq National Market under the symbol "MOXY." The following table sets forth, for the periods indicated, the range of high and low closing bid prices, as reported by the Nasdaq National Market. The quotes represent "inter-dealer" prices without adjustment or mark-ups, mark-downs or commissions and may not represent actual transactions.

                                          High        Low
                                       --------     ---------
  1997
  First Quarter                        $3 15/16      $2 1/16
  Second Quarter                        3 13/16       2 5/16
  Third Quarter                         5 1/2         3 5/16
  Fourth Quarter                        5 3/4         3

  1996
  First Quarter                        $3 3/4        $2 13/16
  Second Quarter                        3 7/8         2 1/2
  Third Quarter                         2 15/16       1 3/4
  Fourth Quarter                        3 1/16        1 1/2


 As of March 23, 1998 there were 10,636 record holders of the Company's Common Stock.

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

[Page] 13

Item 6.  Selected Financial Data

The following table sets forth selected historical financial and operating data for the Company for each of the three years in the period ended December 31, 1997 and for the period from inception (May 1994) through December 31, 1994. The historical financial information is derived from the audited financial statements of the Company and is not necessarily indicative of future results. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's historical financial statements and notes thereto.

                                1997         1996         1995       1994
                             ----------    --------    ----------  --------
                                 (In thousands, except per share amounts)
Financial Data
Periods Ended December 31:
Revenues                     $   13,552    $  4,070    $    3,267  $    174a
Exploration expenses             11,966       9,818b       11,756    15,518
Operating loss                   (9,904)     (9,883)      (14,799)  (17,682)
Net loss                        (10,538)     (9,862)      (14,635)  (15,200)

Net loss per share                (0.56)      (0.71)        (1.06)    (1.10)

Average shares
outstanding                      18,847      13,895        13,772    13,770

At December 31:
Working capital              $   33,749d   $  2,972    $    8,257  $ 15,063
Property, plant and
equipment, net                   57,705d     18,231         9,878c   17,094
Total assets                    101,088d     30,980        21,633c   34,425
Production loan, less current
portion                            -   d     12,391           530      -
Stockholders' equity             90,698d      8,246        17,605    32,157

Operating Data
Production:
     Gas (thousand cubic
     feet, or Mcf)            4,061,000     631,000     1,093,000      -
     Oil (barrels)               34,000      29,000        45,000      -
Average realization:
     Gas (per Mcf)           $     2.62    $   2.72    $     1.63  $   -
     Oil (per barrel)             19.19       22.22         18.83      -


a. Represents miscellaneous net royalty income; no production quantities or average realizations shown since amounts are not meaningful.
b. Includes a reduction of $2.1 million ($0.15 per share) resulting from reimbursement of previously expensed costs.
c. After giving effect to transfer of property interests to MCN in connection with formation of MOXY/MCN Program.
d. Reflects net proceeds of Rights Offering, which were used to purchase producing property interests and repay borrowings, with the remainder held to fund MOXY Exploration Program commitments.

Items 7 And 7A. Management's Discussion And Analysis Of Financial
Condition And Results Of Operations And Disclosures About Market
Risks

OVERVIEW

MOXY is an independent oil and gas company engaged in the exploration, development and production of oil and natural gas. MOXY commenced operations in May 1994 following the distribution of its common stock to the stockholders of FTX in order to carry on substantially all of the oil and gas exploration activities previously conducted by FTX. MOXY and its predecessors have conducted exploration, development and production operations offshore in the Gulf of Mexico and onshore in the Gulf Coast region and other areas for more than 25 years, which have provided MOXY with an extensive geological and geophysical database and significant technical and operational expertise. MOXY expects

[Page] 14

to continue to concentrate its efforts in this selected geographic area where its management team has significant exploration experience.

Management believes the opportunities for MOXY to discover meaningful oil and gas reserves are significant and that these opportunities can best be achieved through the use of advanced 3-D seismic technology, applied in conjunction with a large, long-term exploration program. In 1995, MOXY entered into an agreement with MCN that established the MOXY/MCN Program. Under the MOXY/MCN Program revenues and costs were shared 60 percent by MCN and 40 percent by MOXY, with MOXY borrowing its share of costs from MCN. In 1997, MOXY management decided to undertake the Rights Offering to raise funds that would allow it to recapitalize, restructure its exploration and development operations and engage in a significantly expanded and more diversified, multi-year exploratory drilling program. In November 1997 MOXY completed the Rights Offering, raising $92.2 million of net proceeds and enabling it to repay all borrowings under the MOXY/MCN Program, acquire the interest previously owned by MCN in the Vermilion Block 160 and 410 fields and provide its share of funding under a newly-formed exploration program with PLP. See further discussion under "Capital Resources and Liquidity" and Note 2.

OPERATIONAL ACTIVITIES

The following significant operational activities occurred during 1997.

* Vermilion Block 160 - Production from three new development wells commenced during the 1997 fourth quarter, with the field averaging gross production rates as of December 31, 1997 of approximately 53 million cubic feet (Mmcf) of gas and 1,600 barrels of condensate per day. During the 1997 fourth quarter MOXY, as operator, drilled and saved the Vermilion Block 160 #4 sidetrack development well at a location remote from the existing platform and outside of the field unit area. The well encountered 106 feet of net gas pay in four sands. Fabrication of a platform is in progress, and development of these new reserves is planned for 1998. MOXY has a 58 percent net revenue interest in the #4 sidetrack well, subject to a 12.7 percent net profits interest, and a 25.5 percent net revenue interest, subject to a 2.6 percent net profits interest, in the Vermilion 160 field unit as a result of final re-determination. The Vermilion Block 160 field is located approximately 155 miles west southwest of New Orleans, Louisiana in approximately 100 feet of water.

* Vermilion Block 410 - In late 1996, the operator completed installation of the production platforms and related facilities and commenced production from one of the two platforms. Production began from the second platform in February 1997. MOXY has a 28 percent net revenue interest in this field. Daily gross production averaged approximately 57 Mmcf of natural gas during the 1997 fourth quarter.

* West Cameron Block 616 - During the fourth quarter of 1997, MOXY, as operator, drilled and saved the West Cameron Block 616 #3 exploratory well. This well encountered a total of 426 feet of net gas pay in eight sands. MOXY subsequently drilled and saved for future production the West Cameron Block 616 #4 well to develop reserves discovered by the #3 well. In March 1998 MOXY completed drilling the #5 well, a development well planned to develop the reserves discovered by the West Cameron Block 616 #2 well. The #2 well, drilled in 1996 and located approximately one mile southeast of the #5 well, encountered 190 feet of net gas pay in a different fault block. The West Cameron Block 616 #5 well encountered three gas sands not seen in the #2 well and was credited with a total of 324 feet of net gas pay in eight sands. MOXY has acquired a previously owned platform for use in developing these reserves. First production is expected to commence during the fourth quarter of 1998. MOXY has a 39 percent net revenue interest in the #3 and #4 wells and a 37 percent net revenue interest in the #5 well. Additionally, MOXY initiated drilling an exploratory well on an offset block, West Cameron 617, during the first quarter of 1998. MOXY's net revenue interest in this block is 19 percent. West Cameron Blocks 616 and 617 are located in approximately 300 feet of water in the Gulf of Mexico, approximately 130 miles offshore Louisiana. These two blocks total 10,000 acres.

* West Cameron Block 492 - During the 1997 fourth quarter MOXY's West Cameron 492 #1 well discovered 93 feet of net hydrocarbon pay in five sands. Additionally, the West Cameron 492 #3 well, which was successfully drilled as a delineation well, encountered 83 feet of net hydrocarbon pay in two sands, 57 feet of which was in a new sand. Both wells were saved for future production and

[Page] 15

further drilling in 1998 is contemplated on this block. MOXY owns a 19 percent net revenue interest in this block, which is located in approximately 150 feet of water offshore in the Gulf of Mexico approximately 110 miles south of Lake Charles, Louisiana and encompasses 5,000 acres.

* West Cameron Block 157 - In early January 1998 MOXY initiated drilling of the West Cameron Block 157 #1 exploratory well to a proposed total measured depth of approximately 15,000 feet. This well was determined to unsucessful in March, 1998 and will be plugged and abandoned. MOXY owns a 38 percent net revenue interest in this block, which contains 2,170 acres, and in West Cameron Block 156, which contains 5,000 acres, both of which are located offshore in the Gulf of Mexico approximately 60 miles southwest of Lake Charles, Louisiana in approximately 30 feet of water.

* Brazos Block A-19. During the 1997 fourth quarter the operator commenced drilling the Brazos A-19 #2 exploratory well to a proposed total measured depth of approximately 19,000 feet. Pursuant to a joint venture agreement MOXY will earn 13.3 percent net revenue interest, limited in depth, in this block, which contains 5,760 acres and is located in approximately 135 feet of water offshore in the Gulf of Mexico approximately 95 miles southwest of Galveston, Texas. MOXY also owns a 48 percent working interest and a 39 percent net revenue interest in the adjacent Brazos Block A-26, which contains 5,760 acres.

* Purchase of Property Interests - In September 1997 MOXY purchased for $4.5 million cash all of the oil and gas interests owned by FM Properties Inc. (FMPO), a publicly traded company affiliated with MOXY because of common management and a common director. These properties are located in the offshore Gulf of Mexico and in various onshore areas of the United States. The acquisition cost of interests in the most significant of three exploration properties, which together represented $3.0 million of the total $4.5 million acquisition price, was shared 60 percent by PLP and 40 percent by MOXY and have been included in the MOXY Exploration Program. Net oil and gas revenues generated by the producing properties acquired by MOXY totaled $0.8 million in 1997 (prior to acquisition), $1.4 million in 1996 and $0.6 million in 1995, although a single property which generated $0.7 million of revenues in 1996 ceased production in the second quarter of 1997.

* West Cameron Block 503 - In April 1997, MOXY sold its interest in West Cameron Block 503 for $2.9 million, with MOXY recognizing a $2.3 million gain ($0.12 per share). The proceeds were used to repay borrowings from MCN.

* Other - During 1997 exploratory drilling on the Eugene Island Block 19, Vermilion Block 159 and Grand Isle Block 65 fields concluded without discovery of commercial hydrocarbons, resulting in $5.2 million of the related costs being charged to earnings.

In the onshore Gulf Coast region MOXY owns a 25 percent interest in a joint venture with Phillips Petroleum Company (Phillips), as operator, and PLP which covers a project area in south Louisiana. In the 1997 second quarter, the North Bay Junop well was drilled but did not encounter commercial hydrocarbons in the primary objective zones. The well was completed in a shallower zone with approximately 25 feet of net gas pay. The well began production during the 1998 first quarter. Because of the complexity of salt dome geology and potentially limited reservoir size, production performance will be required to determine the reserve volumes associated with this completion.

RESULTS OF OPERATIONS

MOXY reported a net loss of $10.5 million ($0.56 per share) for 1997 compared with losses of $9.9 million ($0.71 per share) for 1996 and $14.6 million ($1.06 per share) for 1995. As a result of anticipated future exploration expenditures, MOXY expects to continue to report operating losses for at least the near future.

1997 Compared to 1996 - Oil and gas sales revenues for 1997 increased nearly four-fold over 1996 due to increased production from the Vermilion 410 field and, late in 1997, from the Vermilion Block 160 field. Production from the additional interests in these fields acquired from PLP in November 1997 also contributed to the increase. Management fee revenue increased due to different interim contractual arrangements with PLP prior to MOXY's acquisition of these additional interests. Production costs and depreciation and amortization expenses increased consistent with increased production volumes. In addition, proved reserves at the Vermilion Block 410 field were revised downward in the 1997 second

[Page] 16

quarter based on production experience, resulting in additional depreciation of $1.0 million being recognized. Exploration expenses, which fluctuate with the number, cost and results of exploratory drilling projects and the volume of and extent to which seismic data is acquired and interpreted, were similar to the prior year level after considering a $2.1 million reimbursement of previously expensed costs in 1996. General and administrative expenses were substantially the same as prior year levels, but are expected to increase, before reimbursements, as a result of expanded drilling and development activity. Interest expense increased consistent with increased borrowings from the production loan before repayment of those borrowings from Rights Offering proceeds.

1996 Compared to 1995 - Oil and gas sales revenues decreased 11 percent in 1996 from 1995 following the formation of the MOXY/MCN Program in mid-September 1995, which resulted in 60 percent of MOXY's revenue interest in the Vermilion Block 160 field being conveyed to MCN. Production costs and depreciation and amortization expenses also decreased accordingly. Exploration expenses decreased from 1995 largely as a result of the significant 1995 acquisition of 3-D seismic survey data covering the project area owned by MOXY's joint venture with Phillips and PLP. General and administrative expenses declined 29 percent following cost reduction efforts taken in the 1995 third quarter, including a reduction in the number of employees and in the cost of consulting arrangements and administrative and managerial services (Note 4).

CAPITAL RESOURCES AND LIQUIDITY

Upon completion of the Rights Offering in November 1997, MOXY realized net proceeds of $92.2 million from the sale of 28.6 million common shares, of which 3.9 million were purchased by PLP. These proceeds enabled MOXY to retire all indebtedness previously incurred under the MOXY/MCN Program ($20.0 million) and acquire from PLP the interest in the Vermilion Block 160 and Block 410 fields previously owned by MCN which PLP had acquired in August 1997 to facilitate completion of the Rights Offering ($24.5 million). The remaining cash proceeds provided MOXY with the funding necessary to participate in the multi-year aggregate $210 million MOXY Exploration Program, in which MOXY manages the exploration and development of exploratory prospects primarily in the offshore Gulf of Mexico and onshore in the Gulf Coast region. MOXY will serve as operator and will select all prospects and drilling opportunities, with most exploration expenditures to be shared 37.6 percent by MOXY, 56.4 percent by PLP and 6 percent by an individual investor who is a director of MOXY. All revenues and other costs will be shared 48 percent by MOXY, 47 percent by PLP and 5 percent by the individual investor.

MOXY incurred $33.3 million of cash exploration and development expenditures during 1997 consisting principally of $6.4 million for development at Vermilion Block 160, $15.7 million for capitalized drilling costs, $4.9 million of geological and geophysical costs charged to expense and $6.3 million in expensed drilling and leasehold costs. Cash expenditures for 1996 totaled $20.7 million consisting principally of $7.0 million for development at Vermilion Block 410, $2.8 million for capitalized drilling costs, $5.7 million of geological and geophysical costs charged to expense and $5.0 million in expensed drilling and leasehold costs. Cash expenditures for 1995 totaled $21.0 million and consisted principally of $6.7 million for development at Vermilion Block 410, $1.8 million for development at Vermilion Block 160 and $9.8 million of geological and geophysical costs charged to expense. MOXY has committed expenditures of approximately $22 million out of a total approved capital budget of $50 millon for 1998 which will be funded by MOXY's working capital. No payment of dividends to MOXY's stockholders is presently contemplated.

MOXY has assessed its year 2000 information systems cost issues and believes its current plans for system upgrades will adequately address these issues internally at no material cost.

[Page] 17

DISCLOSURES ABOUT MARKET RISKS

MOXY's revenues are derived from the sale of crude oil and natural gas. MOXY's results of operations and cash flow can vary significantly with fluctuations in the market prices of these commodities. At the present time MOXY does not hedge or otherwise enter into price protection contracts for its principal products. Based on projected annual sales volumes from both existing producing properties and those expected to produce later in 1998, a $.10 per mcf change in the average price realized on natural gas sales would have an approximate $1.1 million impact on both revenues and results of operations. A $1 per barrel change in the average price realized on annual crude oil sales would have an approximate $0.1 million impact on both revenues and results of operations.

As MOXY has no outstanding debt, conducts all its operations within the U.S. in U.S. dollars and has no investments in equity securities, it is currently not subject to interest rate risk, foreign currency exchange risk or equity price risk.

ENVIRONMENTAL

Through December 31, 1997 MOXY had accrued $0.6 million in
Other Liabilities of the total estimated costs of $3.9 million to abandon its offshore oil and gas production facilities in accordance with current regulatory requirements. Although MOXY has no other known environmental liabilities, increasing emphasis on environmental matters could result in additional costs, which would be charged against MOXY's operations in future periods. Present and future environmental laws and regulations applicable to MOXY's operations could require substantial capital expenditures or could adversely affect its operations in other ways that cannot be accurately predicted at this time.

CAUTIONARY STATEMENTS

Management's Discussion and Analysis of Financial Condition and Results of Operations and Disclosures about Market Risks contains forward-looking statements. All statements other than statements of historical fact included in this report, including, without limitation, statements regarding plans and objectives of MOXY's management for future operations and MOXY's exploration and development activities are forward-looking statements.

Important factors that could cause actual results to differ materially from MOXY's expectations include, without limitation, exploratory drilling results, economic and business conditions, general development risks and hazards and risks inherent with the production of oil and gas, such as fires, natural disasters, blowouts and the encountering of formations with abnormal pressures, changes in laws or regulations and other factors, many of which are beyond the control of MOXY. Further information regarding these and other factors that may cause MOXY's future performance to differ from that projected in the forward-looking statements are described in more detail under "Cautionary Statements" in Item 1 above.

                     __________________________

The results of operations reported and summarized above are not necessarily indicative of future operating results.

[Page] 18

Item 8.  Financial Statements and Supplementary Data

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

James R. Moffett                   Richard C. Adkerson
Co-Chairman of the Board           Co-Chairman of the Board and
                                   Chief Executive Officer



              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF McMoRan OIL & GAS CO.:

     We have audited the accompanying balance sheets of McMoRan Oil & Gas Co. (a Delaware Corporation) as of December 31, 1997 and 1996 and the related statements of operations, cash flow and changes in stockholders' equity for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of McMoRan Oil & Gas Co. as of December 31, 1997 and 1996 and the results of its operations and its cash flow for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                        Arthur Andersen LLP

New Orleans, Louisiana
  January 20, 1998

[Page] 19

                        McMoRan OIL & GAS CO.
                           BALANCE SHEETS


                                                December 31,
                                          ------------------------
                                             1997          1996
                                          ----------    ----------
                                                (In Thousands)
ASSETS
Current assets:
Cash and cash equivalents                 $   29,149    $   10,500
Accounts receivable:
  Oil and gas sales                            3,168         1,243
  Joint interest participants                 10,070           626
  Prepaid expenses                               828           380
                                          ----------    ----------
  Total current assets                        43,214        12,749
                                          ----------    ----------
Property, plant and equipment (successful
efforts method for oil and gas
properties)                                   68,585        19,514
Less accumulated depreciation and
amortization                                 (10,880)       (1,283)
                                          ----------    ----------
                                              57,705        18,231
                                          ----------    ----------
Other assets                                     169          -
                                          ----------    ----------
Total assets                              $  101,088    $   30,980
                                          ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities:
     Trade                                $    2,766    $      980
Joint interest participants                    3,037         6,038
Accrued drilling costs and other               3,662         2,393
Current portion of production loan              -              366
                                          ----------    ----------
  Total current liabilities                    9,465         9,777
Production loan, less current portion           -           12,391
Other liabilities                                925           566
Stockholders' equity:
Preferred stock, par value $0.01,
50,000,000 shares authorized
and unissued                                    -             -
Common stock, par value $0.01,
150,000,000 shares authorized, 42,740,476
shares and 13,989,317 shares issued and
outstanding, respectively                        427           140
Capital in excess of par value of
common stock                                 140,506        47,803
Accumulated deficit                          (50,235)      (39,697)
                                          ----------    ----------
                                              90,698         8,246
                                          ----------    ----------
Total liabilities and stockholders'
equity                                    $  101,088    $   30,980
                                          ==========    ==========

The accompanying notes are an integral part of these financial statements.

[Page] 20

                       McMoRan OIL & GAS CO.
                      STATEMENTS OF OPERATIONS

                                   Years Ended December 31,
                               ---------------------------------
                                 1997         1996       1995
                               ---------    --------   ---------
                            (In Thousands, Except Per Share Amounts)
Revenues:
Oil and gas sales              $  11,441    $  2,434   $   2,722
Management fees                    2,111       1,636         545
                               ---------    --------   ---------
  Total revenues                  13,552       4,070       3,267
                               ---------    --------   ---------
Costs and expenses:
Production and delivery,
including depreciation and
amortization                      11,251       1,500       2,623
Exploration expenses              11,966       9,818      11,756
General and administrative
expenses                           2,528       2,635       3,687
Gain on sale of oil and gas
property                          (2,289)       -           -
                               ---------    --------   ---------
  Total costs and expenses        23,456      13,953      18,066
                               ---------    --------   ---------
Operating loss                    (9,904)     (9,883)    (14,799)
Interest expense                  (1,272)       (403)       -
Other income, net                    638         424         164
                               ---------    --------   ---------
Net loss                       $ (10,538)   $ (9,862)  $ (14,635)
                               =========    ========   =========

Net loss per share, with and
without dilution               $   (0.56)   $  (0.71)  $   (1.06)
                               =========    ========   =========

Average shares outstanding        18,847      13,895      13,772
                               =========    ========   =========


The accompanying notes are an integral part of these financial statements.

[Page] 21


                       McMoRan OIL & GAS CO.
                      STATEMENTS OF CASH FLOW

                                                Years Ended December 31,
                                         ------------------------------------
                                            1997         1996          1995
                                         ---------    ---------     ---------
                                                    (In Thousands)
Cash flow from operating activities:
Net loss                                 $ (10,538)    $ (9,862)    $ (14,635)
Adjustments to reconcile net loss
to net cash provided by (used in)
operating activities:
  Depreciation and amortization             10,071          741         1,525
  Exploration expenses                      11,966        9,818        11,756
  Gain on sale of oil and gas property      (2,289)        -             -
  (Increase) decrease in working capital:
    Accounts receivable, prepaid expenses
    and other                              (11,831)        (988)       (1,347)
    Accounts payable and accrued
    liabilities                             (1,305)       6,954         1,555
                                         ---------    ---------     ---------
Net cash provided by (used in) operating
activities                                  (3,926)       6,663        (1,146)
                                         ---------    ---------      --------

Cash flow from investing activities:
Exploration and development
expenditures                               (33,263)     (20,678)      (20,957)
Purchase of producing properties
from PLP and FMPO                          (26,005)        -             -
Proceeds from joint venture arrangements,
property sale and other                      2,382        2,059        14,472
                                         ---------    ---------     ---------
Net cash used in investing activities      (56,886)     (18,619)       (6,485)
                                         ---------    ---------     ---------

Cash flow from financing activities:
Proceeds from Rights Offering, net of
expenses                                    92,217         -             -
Proceeds from production loan               13,520       12,927           750
Payments on production loan                (26,276)        (794)         (127)
                                         ---------    ---------     ---------
Net cash provided by financing
activities                                  79,461       12,133           623
                                         ---------    ---------     ---------
Net increase (decrease) in cash and cash
equivalents                                 18,649          177        (7,008)
Cash and cash equivalents at beginning of
year                                        10,500       10,323        17,331
                                         ---------    ---------     ---------
Cash and cash equivalents at end
of year                                  $  29,149    $  10,500     $  10,323
                                         =========    =========     =========

Interest paid                            $   1,272    $     304     $    -
                                         =========    =========     =========


The accompanying notes, which include information in Notes 2, 5 and 6 regarding noncash transactions, are an integral part of these financial statements.

[Page] 22


                       McMoRan OIL & GAS CO.
           STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                           (In Thousands)

                                                Capital in
                                                  Excess
                            Preferred   Common    of Par  Accumulated
                              Stock      Stock    Value     Deficit    Total
                            ---------  -------   -------- ---------  --------
Balance at January
1,1995                      $  -       $   138   $ 47,219 $ (15,200) $ 32,157
  Stock payment to CLK and
   other                       -          -            83      -           83
  Net loss                     -          -          -      (14,635)  (14,635)
                            ---------  -------   -------- ---------  --------
Balance at December
31, 1995                       -           138     47,302   (29,835)   17,605
  Stock payment to
  CLK and other                -             2        501      -          503
  Net loss                     -          -           -      (9,862)   (9,862)
                            ---------  -------   -------- ---------  --------
Balance at December
 31, 1996                   $  -       $   140   $ 47,803 $ (39,697) $  8,246
     Shares issued
in Rights Offering             -           286     91,931      -       92,217
     Stock payment
 to CLK and other              -             1         77      -          773
     Net loss                  -          -          -      (10,538)  (10,538)
                            ---------  -------   -------- ---------  --------
Balance at December
31, 1997                    $  -       $   427   $140,506 $ (50,235) $ 90,698
                            =========  =======   ======== =========  ========


The accompanying notes are an integral part of these financial statements.

[Page] 23


                       McMoRan OIL & GAS CO.
                   NOTES TO FINANCIAL STATEMENTS



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation. The financial statements of McMoRan Oil & Gas Co. (MOXY) reflect investments in joint ventures and partnerships using the proportionate consolidation method in accordance with standard industry practice. Certain prior year amounts have been reclassified to conform to the 1997 presentation.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and the accompanying notes. The more significant estimates include useful lives for depreciation and amortization, valuation allowances for deferred tax assets and estimates of proved oil and gas reserves and related future cash flows. Actual results could differ from those estimates.

Cash and Cash Equivalents. Highly liquid investments purchased with a maturity of three months or less are considered cash equivalents.

Property, Plant and Equipment. MOXY follows the successful efforts method of accounting for its oil and gas exploration and development activities. Costs of exploratory wells are capitalized pending determination of whether the wells find proved reserves. Costs of leases, productive exploratory wells and development activities are also capitalized. Other exploration costs are expensed. Depreciation and amortization is determined on a field-by-field basis using the unit-of-production method. Gains or losses are included in earnings when properties are sold. Estimated future expenditures to restore oil and gas properties and related facilities to a condition that complies with environmental and other regulations are accrued over the life of the properties. These expenditures are estimated based on current costs, laws and regulations. Estimated future abandonment costs total $3.9 million, of which $0.6 million was accrued at December 31, 1997. These estimates are by their nature imprecise and can be expected to be revised over time because of changes in government regulations, operations, technology and inflation.

     Other property, plant and equipment are carried at cost less salvage value and are depreciated on a straight-line basis over estimated useful lives of 5 years.

     Statement of Financial Accounting Standards No. 121 (SFAS 121) requires a reduction of the carrying amount of long-lived assets to fair value when events indicate that the carrying amount may not be recoverable. Measurement of the impairment loss is based on the fair value of the asset. Generally, MOXY determines fair value using valuation techniques such as expected future cash flows. Since MOXY's adoption of SFAS 121 effective January 1, 1995, no impairment losses have been incurred.


Financial Instruments. The carrying amounts of receivables, other current assets and accounts payable reported in the balance sheet approximate fair value.

Earnings Per Share. In February 1997, the Financial Accounting Standards Board issued SFAS 128, "Earnings Per Share," which simplifies the computation of earnings per share (EPS). MOXY adopted SFAS 128 in the fourth quarter of 1997 and restated prior years' EPS data as required by SFAS 128.

     Net loss per share of common stock was calculated by dividing net loss applicable to common stock by the weighted-average number of common shares outstanding during the year. Dilutive stock options, which represented 626,000 shares in 1997, no shares in 1996 and 36,000 shares in 1995, have been excluded from the calculation of dilutive EPS as these options would be anti-dilutive considering the net losses incurred during the years presented.

     Options to purchase common stock that were outstanding during the years presented but are not included as dilutive options above because the exercise prices were greater than the average market price of MOXY's common shares totaled 2,139,000 options at an average exercise price of approximately $3.66 per share in 1997, 867,000 options at an average of approximately $2.45 per share in 1996 and 1,679,000 options at an average of approximately $4.30 per share in 1995.

[Page] 24

2.  RIGHTS OFFERING AND EXPLORATION AGREEMENTS
In November 1997, MOXY received net proceeds of $92.2 million from the sale of a total of 28.6 million shares of common stock at $3.50 per share under the terms of a rights offering to existing shareholders (the Rights Offering). Phosphate Resource Partners Limited Partnership (PLP), formerly Freeport-McMoRan Resource Partners, Limited Partnership, purchased 3.9 million of these shares, representing approximately 9 percent of total MOXY shares outstanding, for $13.5 million in fulfillment of its commitment to purchase any shares relating to unexercised rights from the Rights Offering (the Stand-By Commitment). MOXY concurrently used $44.5 million of these proceeds, including $0.8 million of interest costs, to acquire from PLP certain assets of, and repay MOXY's borrowings under, the exploration program previously formed by MOXY and MCN Energy Group Inc. (MCN) (the MOXY/MCN Program). PLP purchased the assets from, and repaid the debt due, MCN in August 1997 for an equivalent amount, before interest costs, . The assets consisted of MCN's interest in the Vermilion Block 160 and 410 oil and gas fields ($24.5 million), and the debt represented MOXY's borrowings to fund its share of program costs ($20.0 million), which bore interest at prime plus two percent. As MOXY's financial statements only reflect operating results of these purchased properties since the acquisition date, the following selected unaudited pro forma information is provided to present MOXY's results as if both this acquisition and that described in Note 3 had occurred as of January 1, 1996. The pro forma data are for informational purposes only and do not necessarily represent results which actually would have occurred if the acquisition had taken place on this date, nor are they indicative of future results.

Unaudited Pro Forma Data

                                         1997             1996
                                        -------          -------
                                          (In Thousands, except
                                           Per Share Amounts)
Revenues                                $23,900          $ 9,046
Net loss                                 (9,340)          (8,784)
Net loss per share                         (.22)           (0.21)


     MOXY is using a portion of the remaining net Rights Offering proceeds to fund its share of an aggregate $210 million, multi-year oil and gas exploration program to explore and develop prospects primarily offshore in the Gulf of Mexico and onshore in the Gulf Coast region (the MOXY Exploration Program) formed upon completion of the Rights Offering to replace the MOXY/MCN Program. MOXY and PLP contributed their interests in all exploration properties formerly part of the MOXY/MCN Program and their joint interests in certain other properties to the MOXY Exploration Program. Under this program most exploration expenditures will be shared 56.4 percent by PLP, 37.6 percent by MOXY and 6 percent by an individual investor who is a director of MOXY (see Note 3), with all other costs and revenues shared 47 percent by PLP, 48 percent by MOXY and 5 percent by the individual investor. MOXY paid PLP a $6.0 million Stand-By Commitment fee for acquiring and holding the MOXY/MCN Program assets referred to above until completion of the Rights Offering, entering into the Stand-By Commitment and agreeing to enter into the MOXY Exploration Program. The fee is reflected in the accompanying financial statements as a reduction of the Rights Offering proceeds.

     On December 22, 1997, Freeport-McMoRan Inc. (FTX), the administrative managing general partner and owner of a 51.6 percent interest in PLP, merged into IMC Global Inc. (IGL) (the Merger). As a result of the Merger, IGL acquired control of FTX and PLP and became the administrative managing partner of PLP. The Merger had no impact on the terms and conditions of the MOXY Exploration Program.

     In 1995, MOXY and Phillips Petroleum Company (Phillips) entered into an exploration agreement covering a project area in south Louisiana. MOXY conveyed one-half of its interest in the area to Phillips for $3.8 million. In 1996, MOXY sold one-half of its remaining 50 percent leasehold interest to PLP for $2.1 million. This payment from PLP represented a reimbursement of previously expensed exploration costs by MOXY in connection with this project area and accordingly was recorded as a reduction to exploration expenses. MOXY sold the interest to PLP on the same proportionate basis as the prior Phillips sale.

[Page] 25

3.  TRANSACTIONS WITH AFFILIATES

Management Services. FTX or its affiliate FM Services Company (FMS) previously have provided certain management and administrative services for MOXY. MOXY restructured its services agreement with FTX during 1995 to provide specified services for an annual fee of $1.0 million and entered into a similar agreement with FMS in 1996. Costs of services provided pursuant to these agreements, included in general and administrative expenses, totaled $1 million in 1997 and 1996 and $1.3 million in 1995. Effective with the Merger, MOXY and FMS, now 25 percent owned by MOXY, implemented an amended services agreement whereby FMS provides services on a cost reimbursement basis. MOXY believes that the above expenses do not (and in the future will not) differ materially from those costs which would have been incurred had the relevant personnel providing these services been employed directly by MOXY.

Property Purchase. In September 1997, MOXY purchased for $4.5 million cash all of the oil and gas interests owned by FM Properties Inc. (FMPO), a publicly traded company affiliated with MOXY because of common management and a common director. These properties, which included three exploration prospects representing $3.0 million of the purchase price and numerous producing property interests for the remainder, are located offshore in the Gulf of Mexico and in various onshore areas of the United States. The acquisition cost of the most significant exploration property was shared 60 percent by PLP and 40 percent by MOXY and was included in the MOXY Exploration Program. Oil and gas revenues generated by the producing properties acquired by MOXY totaled $0.8 million in 1997 (prior to acquisition), $1.4 million in 1996 and $0.6 million in 1995, although a single property which generated $0.7 million of revenues in 1996 ceased production in the second quarter of 1997.

Program Participant. Effective December 15, 1997 Mr. Gerald J. Ford, an individual investor elected to MOXY's Board of Directors in January 1998, became an individual participant in the MOXY Exploration Program. At December 31, 1997 Mr. Ford has paid $0.6 million for his proportionate share of MOXY Exploration Program costs incurred.

4.  EMPLOYEE BENEFITS

Stock Options. MOXY's Stock Option Plan and Stock Option Plan for Non-Employee Directors (the Plans) authorize MOXY to grant stock options to purchase up to approximately 3.6 million shares of MOXY stock at no less than market value at time of grant. Generally, stock options are exercisable in 25 percent annual increments beginning one year from the date of grant and expire 10 years after the date of grant. A summary of stock options outstanding (including options to purchase approximately 1.7 million MOXY shares and approximately 46,000 stock appreciation rights, as adjusted, originally issued in connection with the 1994 FTX distribution of MOXY shares) follows:

                          1997                  1996              1995
                  -------------------    -----------------  -----------------
                              Average              Average            Average
                  Number of   Option     Number of Option   Number of Option
                   Options    Price      Options   Price     Options  Price
                  ---------- --------    --------- -------  ---------- ------
Beginning of year  2,139,694    $3.88    2,257,828   $3.92   1,829,867  $4.26
Granted            2,347,732     3.59       24,904    2.54     529,028   2.85
Adjustments          782,244                  -                   -
Exercised            (34,661)    3.28         (581)   3.03        -        -
Expired/forfeited   (128,873)             (142,457)   4.33    (101,067)  4.39
                  ----------             ---------           ---------
End of year        5,106,136     3.16    2,139,694    3.88   2,257,828   3.92
                  ==========             =========           =========


     In July 1997 the MOXY Board of Directors approved, subject to stockholder approval, certain amendments to the Plans. These amendments provided for a grant to non-employee directors of options exercisable over a four-year period to purchase a total of 105,984 shares and increased the number of options to be granted to non-employee directors in future periods. The amendments also authorized additional shares under the Stock Option Plan. In July 1997 new options exercisable over a four-year period to purchase a total of 1,954,000 shares were granted to certain officers, employees and others providing services to MOXY. All options were granted at the July 1997 market price of $3.625. MOXY's stockholders approved the amendments and option grants in October 1997. MOXY will record an aggregate non-cash charge against earnings of approximately $1.3 million over the four-year exercise period for the difference between the July 1997 price and the market price of $4.27 following stockholder approval. Additionally, in October 1997 the Board of Directors approved certain adjustments to the number of shares granted and exercise prices of previously granted options to reflect the issuance of Rights under the Rights Offering. These adjustments did not result in a charge to earnings.

[Page] 26

     At December 31, 1997, options for approximately 246,000 shares were available for new grants under the Plans. Summary information of fixed stock options outstanding at December 31, 1997 follows:

                                Options Outstanding      Options Exercisable
                         ------------------------------- --------------------
                                     Weighted   Weighted             Weighted
                                      Average    Average              Average
                           Number    Remaining    Option    Number    Option
Range of Exercise Prices of Options    Life       Price   of Options   Price
------------------------ ----------  ----------  -------  ----------  -------
     $1.46 to $2.11         682,387   7.9 years    $2.10     337,857    $2.11
     $2.21 to $3.29       1,519,430   4.8 years     2.77   1,089,902     2.92
     $3.37 to $4.13       2,858,672   7.9 years     3.62     837,465     3.54
                         ----------                       ----------
                          5,060,489                        2,265,224
                         ==========                       ==========


     MOXY has adopted the disclosure-only provisions of SFAS 123 and continues to apply APB Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized for MOXY's fixed stock option grants except as discussed above. Had compensation cost for MOXY's fixed stock option grants been determined based on the fair value at the grant dates for awards under those plans consistent with SFAS 123, MOXY's pro forma net loss would have been $11.6 million ($ 0.62 per share) in 1997, $10.1 million ($0.73 per share) in 1996 and $14.7 million ($1.06 per share) in 1995. For the pro forma computations, the fair values of the fixed option grants were estimated on the dates of grant using the Black-Scholes option pricing model. The weighted average fair value for fixed stock option grants was $2.89 per option in 1997, $1.69 per option in 1996 and $2.15 per option in 1995. The weighted average assumptions used include a risk-free interest rate of 6.6 percent in 1997 and 1996 and 6.4 percent in 1995, with expected volatility of 67 percent in 1997, 45 percent in 1996 and 60 percent in 1995 and expected lives of 10 years. The pro forma effects on net income are not representative of future years because they do not take into consideration grants made prior to 1995. No other discounts or restrictions related to vesting or the likelihood of vesting of fixed stock options were applied.

5.  INCOME TAXES

MOXY has $30.2 million of net deferred tax assets as of December 31, 1997 resulting from temporary differences related to MOXY's exploration activities. MOXY has provided a valuation allowance equal to these tax assets because of the expectation of incurring tax losses for at least the near future, resulting in no tax benefits for the periods presented. The components of MOXY's deferred taxes follow (in thousands):

                                                December 31,
                                          ------------------------
                                             1997          1996
                                          ----------    ----------
  Net operating loss carryforwards
  (expire 2006-2017)                      $   21,559    $   17,976
  Capital losses (expire 1999)                 5,511         5,511
  Other tax carryforwards                        371           303
  Oil & gas properties                         2,111         2,272
  Other                                          613           453
  Less valuation allowance                   (30,165)      (26,515)
                                          ----------    ----------
    Net deferred tax assets               $     -       $     -
                                          ==========    ==========


6.  COMMITMENTS AND CONTINGENCIES

Commitments. MOXY has drilling and related expenditure commitments of approximately $22 million in 1998. In addition, MOXY has minimum committed expenditures under a multi-year agreement with a geophysical services company to purchase 3-D seismic surveys which totaled $1.5 million at December 31, 1997. MOXY also has a contract with CLK Company LLC (CLK), a company independently owned by its employees, to provide geological and geophysical services to MOXY on an exclusive basis. The contract was amended during 1997 to provide for an annual retainer fee of $2.2 million ($0.5 million of the annual fee paid in MOXY common stock, recorded at fair market value), plus certain expenses and an overriding royalty interest in prospects accepted by MOXY. Costs of services provided by CLK, included in exploration expenses, totaled $3.0 million in 1997, $3.1 million in 1996 and $3.5 million in 1995.

[Page] 27

Environmental. Although MOXY has no known environmental liabilities other than the estimated costs of abandoning its offshore oil and gas production facilities in accordance with current regulatory requirements (Note 1), increasing emphasis on environmental matters could result in additional costs, which would be charged against MOXY's operations in future periods. Present and future environmental laws and regulations applicable to MOXY's operations could require substantial capital expenditures or could adversely affect its operations in other ways that cannot be accurately predicted at this time.

7. SUPPLEMENTARY OIL AND GAS INFORMATION

MOXY's oil and gas exploration, development and production activities are conducted in the offshore Gulf of Mexico and onshore Gulf Coast areas of the United States. Oil and gas production are sold to various U.S. purchasers, including one gas purchaser comprising over 90 percent of total revenues. Supplementary information presented below is prepared in accordance with requirements prescribed by SFAS 69.

Oil and Gas Capitalized Costs

                                   Years Ended December 31,
                                ----------------------------
                                    1997             1996
                                ----------        ----------
                                        (In Thousands)
Unevaluated  properties         $   14,856        $    2,173
Proved properties                   53,229            17,341
Less accumulated depreciation
and amortization                   (10,880)           (1,283)
                                ----------        ----------
Net oil and gas properties      $   57,205        $   18,231
                                ==========        ==========


Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities.

                                       Years Ended December 31,
                                  -----------------------------------
                                     1997         1996          1995
                                  ----------   ----------    --------
                                                 (In Thousands)
Acquisition of properties:
  Proved                          $   26,005   $     -       $    -
  Unproved                             3,332        2,499         863
Exploration costs                     20,137       11,672      13,928
Development costs                      9,794        6,507       6,166
                                  ----------   ----------    --------
                                  $   59,268   $   20,678    $ 20,957
                                  ==========   ==========    ========


Proved Oil and Gas Reserves (Unaudited). Proved oil and gas reserves at December 31, 1997, have been estimated by independent petroleum engineers in accordance with guidelines established by the Securities and Exchange Commission (SEC). Thus, the following reserve estimates are based upon existing economic and operating conditions; they are only estimates and should not be construed as being exact. MOXY's 1997 proved reserves are located in offshore United States waters. Oil, including condensate and plant products, is stated in thousands of barrels and natural gas is in millions of cubic feet.

[Page] 28

                                    Oil                      Gas
                          ---------------------     ------------------------
                          1997    1996     1995      1997     1996    1995
                          ----    ----     ----     ------   ------   ------
Proved reserves:
  Beginning of year        168      94      262     16,054    8,521    9,714
  Revisions of previous
  estimates                  1      31       54         38    1,155       88
  Discoveries and
  extensions               195      72       -      21,481    7,009    4,999
  Production               (34)    (29)     (45)    (4,061)    (631)  (1,093)
  Transfer to MCN           -       -      (177)      -        -      (5,187)
  Sale of reserves         (17)     -        -      (3,307)    -        -
  Purchase of reserves
  from PLP                 150      -        -      10,029     -        -
                          ----    ----     ----     ------   ------   ------
  End of year              463     168       94     40,234   16,054    8,521
                          ====    ====     ====     ======   ======   ======
Proved developed reserves:
  Beginning of year         58      20               7,530      799
                          ====    ====     ====     ======   ======   ======
  End of year              383      58       20     23,086    7,530      779
                           ===    ====     ====     ======   ======   ======


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

                                                December 31,
                                           -----------------------
                                             1997          1996
                                           ---------     ---------
                                                (In Thousands)
Future cash flows                          $ 111,655     $  66,260
Future costs applicable to future cash flows:
  Production costs                           (20,984)       (7,805)

  Development and abandonment costs          (31,211)      (12,874)
                                           ---------     ---------
Future net cash flows before income taxes     59,460        45,581
Future income taxes                             -             -
                                           ---------     ---------
Future net cash flows                         59,460        45,581
Discount for estimated timing of net cash
flows (10% discount rate)                    (13,837)      (10,240)
                                           ---------     ---------
                                           $  45,623     $  35,341
                                           =========     =========


     Because MOXY has sufficient tax deductions and losses to utilize against estimated future taxable income, in accordance with SFAS 69 no deductions for future income taxes have been made above.

Changes in Standardized Measure of Discounted Future Net Cash Flows From Proved Oil and Gas Reserves (Unaudited).

                                                Years Ended December 31,
                                           ----------------------------------
                                              1997         1996       1995
                                           ---------    ---------    --------
                                                        (In Thousands)
Beginning of year                          $  35,341    $   8,330    $  6,413
Revisions:
  Changes in prices                          (13,869)      12,894       7,815
  Accretion of discount                        3,534          833         641
  Other changes, including revised
  estimates of development costs and rates
  of production                               (6,040)      (2,863)     (3,083)
Discoveries and extensions, less related
costs                                         15,502       10,837       3,368
Development costs incurred during the year     6,630        6,985       1,750
Revenues, less production costs              (10,193)      (1,675)     (1,589)
Sale of reserves                              (3,437)        -            -
Transfer to MCN                                 -            -         (6,985)
Purchase of reserves from PLP                 18,155         -           -
                                           ---------    ---------     -------
End of year                                $  45,623    $  35,341     $ 8,330
                                           =========    =========     =======

[Page] 29


8.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                        Operating        Net        Net Income
                                         Income         Income       (Loss)
                           Revenues      (Loss)         (Loss)      Per Share
                          ----------    --------      ---------     --------
                                  (In Thousands, Except Per Share Amounts)
1997
  1st Quarter             $    2,773    $ (2,260)     $  (2,489)      $(0.18)
  2nd Quarter                  2,248      (1,192)a       (1,395)a      (0.10)a
  3rd Quarter                  2,688      (6,274)b       (6,545)b      (0.46)b
  4th Quarter                  5,843        (178)          (109)         -
                          ----------    --------      ---------
                          $   13,552    $ (9,904)     $ (10,538)       (0.56)
                          ==========    ========      =========
1996
  1st Quarter             $    1,073    $ (4,453)     $  (4,330)      $(0.31)
  2nd Quarter                    949         418c           525c        0.04c
  3rd Quarter                    919      (2,087)        (2,148)       (0.15)
  4th Quarter                  1,129      (3,761)        (3,909)       (0.28)
                          ----------    --------      ---------
                          $    4,070    $ (9,883)d    $  (9,862)       (0.71)
                          ==========    ========      =========

a. Includes a gain of $2.3 million ($0.16 per share) resulting from the sale of the West Cameron Block 503 property and $1.0 million ($0.07 per share) of additional depreciation from downward revisions to reserve estimates for the Vermilion Block 410 property.
b. Includes $3.9 million ($0.21 per share) of non-productive exploratory drilling costs on the Grand Isle Block 65, Eugene Island 18/19 and Vermilion Block 159 prospects.
c. Includes a reduction to exploration expense of $2.1 million ($0.15 per share) resulting from the reimbursement of previously expensed costs.
d.   Foreign exploration costs totaled  $0.4 million in 1996.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

                                 PART III

Item 10.  Directors and Executive Officers of the Registrant

The information regarding executive officers required by Item 10 may be found following Item 4 of this report. Information concerning the Company's directors required by Item 10 is incorporated by reference from the Company's definitive proxy statement for its 1998 Annual Meeting of Stockholders.

Item 11.  Executive Compensation

Information concerning the compensation of the Company's executives required by Item 11 is incorporated by reference from the Company's definitive proxy statement for its 1998 Annual Meeting of Stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management

Information concerning security ownership of certain beneficial owners and management required by Item 12 is incorporated by reference from the Company's definitive proxy statement for its 1998 Annual Meeting of Stockholders.

Item 13.  Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions required by Item 13 is incorporated by reference from the Company's definitive proxy statement for its 1998 Annual Meeting of Stockholders.

[Page] 30

                              PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K

(a)(1).   Financial Statements.  Reference is made to Item 8 hereof.

(a)(2). Financial Statement Schedules. Schedules have not been included because they are not required, not applicable or the information required has been included elsewhere herein.

(a)(3). Exhibits. Reference is made to the Exhibit Index beginning on page E-1 hereof.

(b). Reports on Form 8-K.   During the last quarter of the period
covered by this report the Company filed current reports on Form 8-K under Item 5 dated as of October 3, 1997 and October 9, 1997.

[Page] 31


                             SIGNATURES

Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 1998.

                                             McMoRan OIL & GAS Co.

                                             By:/s/ Richard C. Adkerson
                                                    -------------------
                                                    Richard C. Adkerson
                                               Co-Chairman of the Board and
                                                  Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities indicated, on March 27, 1998.

             *              Co-Chairman of the
  --------------------       Board and Director
     James R. Moffett

  /s/ Richard C. Adkerson    Co-Chairman of the Board, Chief Executive Officer
  -----------------------                       and Director
     Richard C. Adkerson                (Principal Executive Officer)
                                        (Principal Financial Officer)

   /s/ C.Donald Whitmire
  ----------------------      Controller - Financial Reporting
     C. Donald Whitmire       (Principal Accounting Officer)

          *
  ----------------------     Director
     Robert A. Day

          *
  ----------------------     Director
     Gerald J. Ford

          *
  ----------------------     Director
    B.M. Rankin, Jr.


*By:  /s/ Richard C. Adkerson
         --------------------
          Richard C. Adkerson
           Attorney-in-Fact


[Page] S-1




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

               4.3      Amendment  No.  1  dated  July  14,
                        1997 to the  Rights Agreement dated
                        as of May 19,  1994 between McMoRan
                        Oil   &   Gas    Co.   and   Mellon
                        Securities   Trust    Company,   as
                        Rights  Agent.     Incorporated  by
                        reference  to Exhibit  10.7 to  the
                        Company's  Current  Report on  Form
                        8-K dated as of July  14, 1997 (the
                        "July 14, 1997 8-K").

               10.1     Master  Agreement  dated  July  14,
                        1997 between McMoRan Oil  & Gas Co.
                        and    Freeport-McMoRan    Resource
                        Partners, Limited  Partnership, now
                        named  Phosphate Resource  Partners
                        Limited     Partnership    ("PLP").
                        Incorporated   by    reference   to
                        Exhibit  10.1 to the July 14,  1997
                        8-K.

               10.2     Purchase  and Sale Agreement  dated
                        July  11, 1997  by  and among  PLP,
                        MCNIC  Oil & Gas Properties,  Inc.,
                        MCN   Investment  Corporation   and
                        MOXY.    Incorporated by  reference
                        to  Exhibit 10.4  to  the July  14,
                        1997 8-K.

               10.3     Agreement  for  Purchase  and  Sale
                        dated as of August 1, 1997  between
                        FM  Properties  Operating  Co.  and
                        McMoRan Oil & Gas Co.  incorporated
                        by reference  to  Exhibit  10.1  to
                        the  Company's  Current  Report  on
                        Form 8-K  dated  as of September 2,
                        1997.

               10.4     Participation   Agreement   between
                        McMoRan  Oil  &  Gas  Co.  and  PLP
                        dated as of April 1, 1997.

               10.5     Amendment      to     Participation
                        Agreement  between  McMoRan  Oil  &
                        Gas Co. and PLP  dated December 15,
                        1997.

               10.6     Participation   Agreement   between
                        McMoRan  Oil & Gas  Co. and  Gerald
                        J.  Ford dated as  of December  15,
                        1997.

[Page] E-1

               10.7     Amended   and   Restated   Services
                        Agreement, dated as of December 23,
                        1997,  between FM Services Company
                        and the Company.

               10.8     Exploration  Agreement dated as  of
                        June  13,  1995, between  MOXY  and
                        Phillips     Petroleum     Company.
                        Incorporated  by  reference to  the
                        Company's Quarterly  Report on Form
                        10-Q  for the  quarter ending  June
                        30, 1995.

               10.9     Exploration   Agreement   effective
                        July  1,  1996, between MOXY  and
                        PLP.  Incorporated  by reference to
                        the  Company's Quarterly Report  on
                        Form  10-Q for  the quarter  ending
                        June 30, 1996.

                        Executive     Compensation    Plans
                        and Arrangements
                        (Exhibits 10.10 through 10.14)

               10.10    McMoRan  Oil  &  Gas  Co.  Adjusted
                        Stock Award Plan, as amended.

               10.11    McMoRan  Oil & Gas  Co. 1994  Stock
                        Option Plan, as amended.

               10.12    McMoRan  Oil & Gas  Co. 1994  Stock
                        Option   Plan    for   Non-Employee
                        Directors, as amended.

               10.13    McMoRan  Oil & Gas Co.  Performance
                        Incentive   Awards    Program,   as
                        amended.         Incorporated    by
                        reference  to Exhibit  10.5 to  the
                        Company's 1995 10-K.

               10.14    Financial   Counseling    and   Tax
                        Return        Preparation       and
                        Certification  Program  of  McMoRan
                        Oil  &  Gas Co.    Incorporated  by
                        reference  to Exhibit  10.6 to  the
                        Company's 1995 10-K.

               23.1     Consent of Arthur Andersen LLP.

               23.2     Consent of Ryder Scott Company.

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

               27.1     Financial Data Schedule.

               27.2     Restated Financial Data Schedule.

               99.1     Description  of  matters  submitted
                        to   a   vote  of   the   Company's
                        stockholders  at a special  meeting
                        held on October 9, 1997.

[Page] E-2