Form 10-Q
period 1998-03-31
MCMORAN OIL & GAS CO /DE/
filed 1998-05-11
CIK 921941

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended  March 31, 1998


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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


On March 31, 1998, there were issued and outstanding 42,795,538 shares of the registrant's Common Stock, par value $0.01 per share.

                          McMoRan Oil & Gas Co.
                           TABLE OF CONTENTS

                                                                 Page

  Part I.  Financial Information

    Financial Statements:

      Condensed Balance Sheets                                     3

      Statements of Operations                                     4

      Statements of Cash Flow                                      5

      Notes to Financial Statements                                6

    Remarks                                                        6

    Report of Independent Public Accountants                       7

    Management's Discussion and Analysis
      of Financial Condition and Results of Operations             8

  Part II.  Other Information                                     11

  Signature                                                       12

  Exhibit Index                                                  E-1

                       McMoRan Oil & Gas Co.
                   Part I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.

                       McMoRan OIL & GAS CO.
                CONDENSED BALANCE SHEETS (Unaudited)

                                          March 31,    December 31,
                                             1998          1997
                                          ----------    ----------
                                               (In Thousands)
ASSETS
Cash and cash equivalents                 $   11,803    $   29,149
Accounts receivable and other                 35,835        14,065
                                          ----------    ----------
  Total current assets                        47,638        43,214
Property, plant and equipment, net            66,195        57,705
Other assets                                     167           169
                                          ----------    ----------
Total assets                              $  114,000    $  101,088
                                          ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities  $   27,795    $    9,465
Other long-term liabilities                    2,332           925
Stockholders' equity                          83,873        90,698
                                          ----------    ----------
Total liabilities and stockholders'
equity                                    $  114,000    $  101,088
                                          ==========    ==========

The accompanying notes are an integral part of these financial statements.

                       McMoRan OIL & GAS CO.
                STATEMENTS OF OPERATIONS (Unaudited)

                                             Three Months Ended
                                                 March 31,
                                          ------------------------
                                             1998          1997
                                          ----------    ----------
                                         (In Thousands, Except Per
                                              Share Amounts)
Revenues:
Oil and gas sales                         $    5,779    $    2,364
Other                                           -              409
                                          ----------    ----------
  Total revenues                               5,779         2,773
                                          ----------    ----------
Costs and expenses:
Depreciation and amortization                  5,207         1,857
Production and delivery costs                    979           103
Exploration expenses                           6,084         2,362
General and administrative expenses              930           711
                                          ----------    ----------
  Total costs and expenses                    13,200         5,033
                                          ----------    ----------
Operating loss                                (7,421)       (2,260)
Interest expense                                -             (360)
Other income, net                                401           131
                                          ----------    ----------
Net loss                                  $   (7,020)   $   (2,489)
                                          ==========    ==========

Basic and diluted net loss per share          $(0.16)       $(0.18)
                                             =======        ======
Basic and diluted average shares
outstanding                                   42,771        14,025
                                              ======        ======

The accompanying notes are an integral part of these financial statements.

                       McMoRan OIL & GAS CO.
                STATEMENTS OF CASH FLOW (Unaudited)

                                                      Three Months Ended
                                                           March 31,
                                                   -------------------------
                                                      1998            1997
                                                   ----------      ----------
                                                         (In Thousands)
Cash flow from operating activities:
Net loss                                           $   (7,020)     $   (2,489)
Adjustments to reconcile net loss to net
 cash provided by (used in) operating activities:
  Depreciation and amortization                         5,207           1,857
  Exploration expenses                                  6,084           2,362
  Increase in working capital and other                (8,259)           (427)
                                                   ----------      ----------
Net cash provided by (used in) operating activities    (3,988)          1,303
                                                   ----------      ----------

Cash flow from investing activities:
Exploration and development expenditures              (13,358)         (4,995)
                                                   ----------      ----------
Net cash used in investing activities                 (13,358)         (4,995)
                                                   ----------      ----------

Cash flow from financing activities:
Proceeds from production loan                            -              1,511
Payments on production loan                              -               (246)
                                                   ----------      ----------
Net cash provided by financing activities                -              1,265
                                                   ----------      ----------
Net decrease in cash and cash equivalents             (17,346)         (2,427)
Cash and cash equivalents at beginning of year         29,149          10,500
                                                   ----------      ----------
Cash and cash equivalents at end of period         $   11,803      $    8,073
                                                   ==========      ==========

The accompanying notes are an integral part of these financial statements.

                       McMoRan OIL & GAS CO.
                    NOTE TO FINANCIAL STATEMENTS

1.   NEW ACCOUNTING STANDARDS
In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 128, "Earnings Per Share," which simplifies the computation of earnings per share ("EPS"). McMoRan Oil & Gas Co. ("MOXY") adopted SFAS 128 in the fourth quarter of 1997 and restated prior years' EPS data as required by SFAS 128.

     Basic net loss per share of common stock was calculated by dividing net loss applicable to common stock by the weighted-average number of common shares outstanding during the period. MOXY had approximately 787,000 and 80,000 options outstanding in the first quarter of 1998 and 1997, respectively, that would otherwise be included in the calculation of diluted earning per share but were excluded as anti-dilutive considering the losses incurred during the periods presented.

     Outstanding options to purchase 25,500 and 2,002,400 shares of common stock at average exercise prices of $4.08 and $4.24 per share during the first quarters of 1998 and 1997, respectively, were not included in the computation of diluted EPS because the exercise prices were greater than the average market price during the periods presented.

     In June 1997, FASB issued SFAS 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income in the financial statements. Comprehensive income is the total of net income and all of the nonowner changes in equity, of which MOXY has none. SFAS 130 is effective for 1998 and adoption of this standard had no effect on MOXY's financial position or results of operations.

                         -----------------

                              Remarks

The information furnished herein should be read in conjunction with MOXY's financial statements contained in its 1997 Annual Report to stockholders and included in its Annual Report on Form 10-K.

The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the periods. All such adjustments are, in the opinion of management, of a normal recurring nature.

                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of McMoRan Oil & Gas Co.:

We have reviewed the accompanying condensed balance sheet of McMoRan Oil & Gas Co. a (Delaware corporation) as of March 31, 1998, and the related statements of operations and cash flow for the. three-month periods ended March 31, 1998 and 1997. These financial statements are the responsibility of the company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of McMoRan Oil & Gas Co. as of December 31, 1997, and the related statements of operations, shareholders equity and cash flow for the year then ended (not presented herein), and, in our report dated January 20, 1998, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1997, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

                                   /s/ Arthur Andersen LLP

                                   ARTHUR ANDERSEN LLP

New Orleans, Louisiana
April 21, 1998

Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations.

OVERVIEW

     McMoRan Oil & Gas Co. ("MOXY") is engaged in the exploration, development and production of oil and natural gas. MOXY and its predecessors have conducted exploration, development and production operations offshore in the Gulf of Mexico and onshore in the Gulf Coast region and other areas for more than 25 years, which has provided MOXY an extensive geological and geophysical database and significant technical and operational expertise. MOXY expects to continue to concentrate its efforts in this selected geographic area where its management team has significant exploration experience.

     MOXY's business strategy is to create value for its stockholders through the discovery of oil and gas reserves in its exploration and development activities. Management believes MOXY's significant opportunities to discover meaningful oil and gas reserves can best be achieved through the use of advanced 3-D seismic technology, applied in conjunction with a multi-year exploration program (see "Capital Resources and Liquidity" below). Moreover, MOXY believes that its acquisitions of 3-D seismic data will continue to improve its ability to interpret subsurface geology and allow it to continue to develop an inventory of high-quality prospects which it can pursue at lease sales and through farm-in opportunities offshore in the Gulf of Mexico and onshore in the Gulf Coast area.

OPERATIONAL ACTIVITIES

The following significant operational activities occurred during 1998.

* MOXY's net daily production at the Vermilion Block 160 field unit averaged approximately 14 million cubic feet (Mmcf) of gas and 386 barrels of oil per day during the first quarter of 1998. Final redetermination of MOXY's interest in this field unit was completed during the first quarter and MOXY now has a 25.5 percent net revenue interest subject to an approximate 2.6 percent net profits interest. Production facilities and a platform are being fabricated for the Vermilion Block # 4 sidetrack development well, which is located outside the field unit area. MOXY has a 58 percent net revenue interest in the #4 sidetrack well, subject to a 12.7 percent net profits interest. The Vermilion Block 160 field unit is located approximately 155 miles west southwest of New Orleans, Louisiana, approximately 42 miles offshore in 100 feet of water.

* In March 1998, MOXY completed drilling the West Cameron Block 616 #5 development well, to develop reserves discovered by the West Cameron Block 616 #2 well drilled in 1996. The #5 well encountered three gas sands not seen in the #2 well resulting in a total of 324 feet of net gas pay in eight sands. MOXY is completing fabrication of a platform and has contracted for the installation of a connecting pipeline for this block, with production scheduled to begin from three wells during the fourth quarter of 1998. MOXY has an approximate 38 percent net revenue interest in this block, which is located approximately 130 miles offshore Louisiana in approximately 300 feet of water.

* MOXY's average net daily production at the Vermilion Block 410 was approximately 15 Mmcf of gas during the first quarter of 1998. The Vermilion Block 410 field encompasses 11,015 acres and is located in 360 feet of water offshore Louisiana.

* In April 1998, the West Cameron Block 617 #1 exploratory well encountered 306 feet of net gas pay in eight sands. MOXY, as operator, has set protective pipe and the well has been temporarily abandoned. MOXY has commenced a second exploratory well which is currently drilling. MOXY has a 24 percent working interest in West Cameron Block 617, which encompasses 5,000 acres located in 300 feet of water in the Gulf of Mexico, approximately 130 miles offshore Louisiana.

* MOXY announced in April 1998 that the Brazos Block A-19 #2 well encountered hydrocarbons in a separate reservoir compartment within the larger Picaroon Field area. The field extension was defined by a recent 3-D seismic survey and efforts are currently under way to assess development plans. The #2 well will continue to drill towards a proposed total depth of 19,000 feet. MOXY has a 16.8 percent working interest and a 13.3 percent net revenue interest in this prospect and MOXY has a 48 percent working interest in the adjacent Brazos Block A-26. The two blocks cover 11,250 acres located in approximately 135 feet of water, 35 miles offshore Texas.

* MOXY commenced drilling an exploratory well having a proposed depth of 18,250 feet at the Atchafalaya Bay Prospect in March 1998. MOXY is operator of this project, which covers 3,600 acres located onshore in St. Mary Parish, Louisiana. If MOXY establishes production, it would earn a 48 percent working interest subject to certain reversionary interests.

* During the first quarter of 1998, MOXY entered into a joint venture arrangement whereby it can earn a 24 percent working interest in Grand Isle Blocks 53/54. The operator initiated drilling the Grand Isle Block 54 #1 exploratory well to a proposed depth of 17,500 feet in March 1998. This well was determined to be unsuccessful in May, 1998 and will be plugged and abandoned. The two blocks cover a total of 7,500 acres and are located approximately 20 miles offshore Louisiana in approximately 125 feet of water.

* In April 1998, the Vermilion Block 159 #3 exploratory well began drilling. On May 7, 1998, MOXY announced that the #3 well had encountered approximately 80 true vertical feet of net hydrocarbon pay in two sands. MOXY, as operator, is setting protective pipe and will continue drilling deeper in order to test additional objectives. MOXY has the right to earn a 48 percent working interest in certain rights in Vermilion Block 159, located approximately 42 miles offshore Louisiana in approximately 90 feet of water.

* MOXY, as operator, drilled and abandoned an unsuccessful exploratory well at West Cameron Block 157 during the first quarter of 1998.

RESULTS OF OPERATIONS

                                         First Quarter
                                    ------------------------
                                      1998a          1997
                                    ----------    ----------
Production quantities:
  Gas (Mcf or thousand cubic feet)   2,581,300       792,300
  Oil (barrels)                         34,700         5,600

Average realization:
  Gas (per Mcf)                     $     2.14    $     2.78
  Oil (per barrel)                       16.08         23.43

a. MOXY's net ownership interest in Vermilion Block 160 field unit revenues was reduced during the 1998 first quarter as a result of a redetermination of participants' interest in the unit. First quarter 1998 production quantities shown above reflect MOXY's adjusted net revenue interest for the period. Additionally, first-quarter 1998 revenues include reductions to MOXY's share of production volumes recorded prior to 1998 (150,400 mcf of gas and 6,200 barrels of oil). These volume adjustments are not reflected in the table above.

     MOXY's revenues for the first quarter of 1998 increased to $5.8 million from $2.8 million for the first quarter of 1997. The significant increase is primarily because MOXY purchased additional net revenue interests in Vermilion Blocks 160 and 410 (see "Capital Resources and Liquidity" below) and Vermilion Block 160 production of natural gas and oil increased substantially over last year because of three additional wells being on production during the fourth quarter of 1997. The increase in revenues were partially offset by declining natural gas and oil market prices during the quarter, as well as recording the cumulative adjustment for production prior to 1998 for the redetermination of ownership interest in Vermilion Block 160, which reduced combined revenues from gas and oil by approximately $486,000 during the first quarter of 1998.

     Depreciation and amortization expense for the quarter ended March 31, 1998 increased to $5.2 million from $1.9 million for the quarter ended March 31, 1997. The increase is consistent with the increased production volumes discussed above, together with increased depreciable capitalized costs incurred since the 1997 first quarter.

     Production and delivery cost for the quarter ended March 31, 1998 increased to $0.9 million from $0.1 million for the quarter ended March 31, 1997. The increase is because of the increases in production volumes discussed above, as well as increased market rates for drilling equipment, supplies and services.

     MOXY's exploration expenses fluctuate from period to period based on the level of drilling activity, its results and the costs involved in projects. MOXY charged to expense $4.5 million of exploratory drilling and leasehold costs associated with the West Cameron Block 157 # 1 exploratory well during the first quarter of 1998, compared with $0.9 million of exploratory drilling and leasehold costs charged to expense in the first quarter of 1997.

     MOXY's interest expense decreased from $0.4 million for the first quarter of 1997 to zero in the first quarter of 1998, reflecting the repayment of the outstanding debt upon completion of a Rights
Offering in November 1997.

     As a result of anticipated future exploration expenditures, MOXY expects to continue to report operating losses for at least the near future.

CAPITAL RESOURCES AND LIQUIDITY

     Upon completion of the Rights Offering in November 1997, MOXY realized net proceeds of $92.5 million from the sale of 28.6 million common shares, of which 3.8 million were purchased by Phosphate Resource Partners Limited Partnership ("PLP"). MOXY has used these proceeds to retire all of the debt it incurred in the MOXY/MCN Program ($20 million) and to purchase interests in the Vermilion Blocks 160 and 410 fields ($24.5 million). The remaining proceeds provided MOXY with a portion of the funding necessary to participate in the multi-year $210 million MOXY Exploration Program. MOXY serves as operator and selects all prospects and drilling opportunities associated with the MOXY Exploration Program. Most of the exploration expenses related to the MOXY Exploration Program will be shared 37.6 percent by MOXY, 56.4 percent by PLP and 6 percent by an individual investor, who is also a director of MOXY. All revenues and other costs are shared 48 percent by MOXY, 47 percent by PLP and 5 percent by the individual investor.

     Cash from operating activities used $4.0 million during the quarter ended March 31, 1998, reflecting significant drilling activity during the quarter and an increase in accounts receivable from MOXY's joint interest partners. These accounts receivable were reimbursed subsequent to March 31, 1998. These uses of cash were offset in part by increased production quantities as discussed above in "Results of Operations."

     MOXY incurred $13.8 million of cash exploration and development expenditures during the first quarter of 1998, principally consisting of $7.7 million for capitalized drilling costs primarily for the West Cameron Block 616 #5 development well and the facility costs associated with West Cameron Block 616, $4.9 million in drilling and leasehold costs charged to expense, primarily for the West Cameron 157 #1 exploratory well; and $1.2 million of geological and geophysical costs. MOXY has remaining committed exploration and development expenditures of approximately $22 million as of March 31, 1998, which are expected to be funded by available cash, cash from operating activities and by bank financing as necessary (see discussion below).

     MOXY is assessing various bank financing alternatives for the development costs associated with recent discoveries. Based on preliminary indications, MOXY believes a bank line of credit secured by proved reserves would provide adequate funding for any portion of these development costs in excess of available cash and cash from operating activities.

CAUTIONARY STATEMENT

     Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding plans and objectives of MOXY's management for future operations and MOXY's exploration and development activities. Important factors that may cause actual results to differ materially from MOXY's expectations include, exploratory drilling results, economic and business conditions, general development risks and hazards and risks inherent with the production of oil and gas, such as fires, natural disasters, blowouts and the encountering of formations with abnormal pressures, changes in laws or regulations and other factors, many of which are beyond the control of MOXY and other factors as described in more detail under the heading "Cautionary Statements" in MOXY's Form 10-K for the year ended December 31, 1997.

                     _________________________

The results of operations reported and summarized above are not necessarily indicative of future operating results.

                     PART II--OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

a. The exhibits to this report are listed in the Exhibit Index appearing on page E-1 hereof.

b. One Current Report on Form 8-K, under Item 5, was filed by the registrant on February 3, 1998.

                       McMoRan Oil & Gas Co.
                             SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   McMoRan Oil & Gas Co.

                                   By:       /s/ C. Donald Whitmire,Jr.
                                             _________________________

                                               C. Donald Whitmire, Jr.
                                                     Controller
                                             (authorized signatory and
                                             Principal Accounting Officer)


Date:  May 8, 1998

                          McMoRan OIL & GAS CO.
                              EXHIBIT INDEX

Exhibit Number

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

   10.4    Participation Agreement between McMoRan Oil & Gas Co.
           and PLP dated as of April 1, 1997.  Incorporated by reference to
           Exhibit 10.4 to the Company's 1997 Form 10-K.

   10.5    Amendment to Participation Agreement between McMoRan
           Oil & Gas Co. and PLP dated December 15, 1997. Incorporated by reference to Exhibit 10.5 to the Company's 1997 Form 10-K.

   10.6    Participation Agreement between McMoRan Oil & Gas Co.
           and Gerald J. Ford dated as of December 15, 1997. Incorporated by reference to Exhibit 10.6 to the Company's 1997 Form 10-K.

   10.7    Amended and Restated Services Agreement, dated as of
           December 23, 1997, between FM Services Company and the Company. Incorporated by reference to Exhibit 10.7 to the Company's 1997 Form 10-K.

Exhibit Number

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

Executive Compensation Plans and Arrangements
(Exhibits 10.10 through 10.14)

  10.10 McMoRan Oil & Gas Co. Adjusted Stock Award Plan, as amended. Incorporated by reference to Exhibit 10.10 to the Company's 1997 Form 10-K.

  10.11 McMoRan Oil & Gas Co. 1994 Stock Option Plan, as amended. Incorporated by reference to Exhibit 10.11 to the Company's 1997 Form 10-K.

  10.12    McMoRan Oil & Gas Co. 1994 Stock Option Plan for
           Non-Employee Directors, as amended. Incorporated by reference to
           Exhibit 10.12 to the Company's 1997 Form 10-K.

  10.13 McMoRan Oil & Gas Co. Performance Incentive Awards Program, as amended. Incorporated by reference to Exhibit 10.5 to the Company's 1995 10-K.

  10.14    Financial Counseling and Tax Return Preparation and
           Certification Program of McMoRan Oil & Gas Co. Incorporated by reference to Exhibit 10.6 to the Company's 1995 10-K.

   15.1 Letter dated April 21, 1998 from Arthur Andersen LLP regarding unaudited interim financial statements.

   27.1    MOXY Financial Data Schedule.

   27.2    MOXY Restated Financial Data Schedule.

   27.3    MOXY Restated Financial Data Schedule.