Form 10-Q
period 1998-06-30
MCMORAN OIL & GAS CO /DE/
filed 1998-08-11
CIK 921941

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended  June 30, 1998


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


              Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


        On June 30, 1998, there were issued and outstanding 42,887,380 shares of the registrant's Common Stock, par value $0.01 per share.






                                McMoRan Oil & Gas Co.
                                  TABLE OF CONTENTS

                                                                    Page

                  Part I.  Financial Information
                    Financial Statements:
                      Condensed Balance Sheets                        3
                      Statements of Operations                        4
                      Statements of Cash Flow                         5
                      Notes to Financial Statements                   6
                    Remarks                                           6
                    Report of Independent Public Accountants          7
                    Management's Discussion and Analysis
                      of Financial Condition and Results of
                      Operations                                      8

                  Part II.  Other Information                        12

                  Signature                                          14

                  Exhibit Index                                      E-1

                                McMoRan Oil & Gas Co.
                           Part I.  FINANCIAL INFORMATION

          Item 1.     Financial Statements.

                                 McMoRan OIL & GAS CO.
                          CONDENSED BALANCE SHEETS (Unaudited)

                                              June 30,   December 31,
                                                1998         1997
                                              --------   ----------
                                                  (In Thousands)
  ASSETS

  Cash and cash equivalents                   $ 19,355   $   29,149
  Accounts receivable and other                 11,488       14,065
                                              --------   ----------
  Total current assets                          30,843       43,214
  Property, plant and equipment, net            67,489       57,705
  Other assets                                     166          169
                                              --------   ----------
  Total assets                                $ 98,498   $  101,088
                                              ========   ==========

  LIABILITIES AND STOCKHOLDERS' EQUITY

  Accounts payable and accrued liabilities    $ 19,777   $    9,465
  Other long-term liabilities                    2,348          925
  Stockholders' equity                          76,373       90,698
                                              --------   ----------
  Total liabilities and stockholders' equity  $ 98,498   $  101,088
                                              ========   ==========

          The accompanying notes are an integral part of these financial statements.

                              McMoRan OIL & GAS CO.
                      STATEMENTS OF OPERATIONS (Unaudited)



                                      Three Months Ended   Six Months Ended
                                            June 30,           June 30,
                                      ------------------  ------------------
                                        1998      1997      1998      1997
                                      --------  --------  --------  --------
                                      (In Thousands,Except Per Share Amounts)
  Revenues:
  Oil and Gas Revenue                 $  5,999  $  1,839  $ 11,778  $  4,203
  Other                                    -         409       -         818
                                      --------  --------  --------  --------
    Total revenues                       5,999     2,248    11,778     5,021
  Costs and expenses:
  Depreciation and amortization          5,763     2,965    10,970     4,822
  Production and delivery costs            832       387     1,811       490
  Exploration expenses                   6,174     1,822    12,258     4,272
  General and administrative expenses    1,419       555     2,349     1,178
  Gain on sale of oil and gas property     -      (2,289)      -      (2,289)
                                      --------  --------  --------  --------
    Total costs and expenses            14,188     3,440    27,388     8,473
                                      --------  --------  --------  --------
  Operating loss                        (8,189)   (1,192)  (15,610)   (3,452)
  Interest Expense                         -        (321)      -        (681)
  Other Income, net                        331       118       732       249
                                      --------  --------  --------  --------
  Net Loss                            $ (7,858) $ (1,395) $(14,878) $ (3,884)
                                      ========  ========  ========  ========

  Basic and diluted, net loss per share $(0.18)   $(0.10)   $(0.35)   $(0.28)
                                        ======    ======    ======    ======
  Basic and diluted, average shares
  outstanding                           42,862    14,063    42,816    14,044
                                        ======    ======    ======    ======


          The accompanying notes are an integral part of these financial statements.


                                 McMoRan OIL & GAS CO.
                          STATEMENTS OF CASH FLOW (Unaudited)


                                                         Six Months Ended
                                                             June 30,
                                                      ----------------------
                                                        1998          1997
                                                      --------      --------
                                                          (In  Thousands)
  Cash flow from operating activities:
  Net loss                                            $(14,878)     $ (3,884)
  Adjustments to reconcile net loss to
    net cash provided by (used in)
    operating activities:
    Depreciation and amortization                       10,970         4,822
    Exploration expenses                                12,258         4,272
    Gain on sale of oil and gas property                  -           (2,289)
    Net decrease in working capital and other            9,796         1,427
                                                      --------      --------
  Net cash provided by operating activities             18,146         4,348
                                                      --------      --------

  Cash flow from investing activities:
  Exploration and development expenditures             (27,940)      (10,454)
  Proceeds from sale of oil and gas interest              -            2,884
                                                      --------      --------
  Net cash used in investing activities                (27,940)       (7,570)
                                                      --------      --------

  Cash flow from financing activities:
  Proceeds from production loan                            -           4,741
  Payments on production loan                              -          (4,877)
                                                      --------      --------
  Net cash used by financing activities                    -            (136)
                                                      --------      --------
  Net decrease in cash and cash equivalents             (9,794)       (3,358)
  Cash and cash equivalents at beginning of year        29,149        10,500
                                                      --------      --------
  Cash and cash equivalents at end of period          $ 19,355      $  7,142
                                                      ========      ========

          The accompanying notes are an integral part of these financial statements.

                                McMoRan OIL & GAS CO.
                            NOTES TO FINANCIAL STATEMENTS

          1.NEW ACCOUNTING STANDARDS
          In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 128, "Earnings Per Share," which simplifies the computation of earnings per share (EPS). McMoRan Oil & Gas Co. (MOXY) adopted SFAS 128 in the fourth quarter of 1997 and restated prior years' EPS data as required by SFAS 128.

              Basic net loss per share of common stock was calculated by dividing net loss applicable to common stock by the weighted-average number of common shares outstanding during the period. MOXY had approximately 1,348,000 and 99,000 options outstanding during the second quarter of 1998 and 1997, respectively, and 1,050,000 and 94,000 options outstanding during the six-month periods ended June 30, 1998 and 1997, respectively, that otherwise would have been includable in the calculation of diluted earnings per share but were excluded as anti-dilutive considering the losses incurred during the periods presented.

              Outstanding options to purchase approximately 286,000 and 1,530,000 shares of common stock at average exercise prices of $5.06 and $4.24 for the second quarter of 1998 and 1997, respectively, and outstanding options to purchase 328,000 and 1,544,000 shares of common stock at average exercise prices of $4.94 and $4.23 for the six months ended June 30, 1998 and 1997, respectively, were not included in the computation of diluted EPS because exercise prices were greater than the average market price for the periods presented.

               In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activity," which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 is effective for fiscal years beginning after June 15, 1999 with earlier application permitted beginning as early as July 1, 1998. As MOXY does not currently have any derivative instruments adoption of this standard would not have any impact on its financial statements, financial position or results of operations.

          2.  SUBSEQUENT EVENT
          On August 3, 1998 MOXY and Freeport-McMoRan Sulphur Inc. (FSC) announced that they had signed a definitive agreement to combine their operations. In the proposed transaction, a new holding company, McMoRan Exploration Co.(McMoRan), would issue approximately
          6.1 million McMoRan common shares in exchange for all of FSC's common shares and approximately 8.6 million McMoRan common shares in exchange for all of MOXY's common shares. FSC shareholders would receive 0.625 McMoRan shares for each common share of FSC outstanding and MOXY shareholders would receive 0.20 McMoRan shares for each common share of MOXY outstanding. Immediately following the transaction, McMoRan would have approximately 14.7 million common shares outstanding that would be owned approximately 58.5 percent by MOXY's existing common shareholders and approximately
          41.5 percent by FSC's existing common shareholders. McMoRan's Board of Directors and executive management will include current members of the Board of Directors and executive management of both MOXY and FSC. The transaction would be tax-free with respect to both
          MOXY and FSC shareholders and will be reported on the basis of purchase accounting, reflecting MOXY as the acquiring entity.
          The completion of the merger transaction is subject to approval by MOXY and FSC shareholders and applicable regulatory approvals.

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

                      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

          To the Board of Directors and  Stockholders of McMoRan Oil &  Gas
          Co.:

          We have reviewed the accompanying condensed balance sheet of McMoRan Oil & Gas Co. (a Delaware corporation) as of June 30, 1998, and the related statements of operations for the three and six-month periods ended June 30, 1998 and 1997 and the statements of cash flow for the six-month periods ended June 30, 1998 and 1997. These financial statements are the responsibility of the company's management.

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

          We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of McMoRan Oil & Gas Co. as of December 31, 1997, and the related statements of operations, stockholders' equity and cash flow for the year then ended (not presented herein), and, in our report dated January 20, 1998, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1997, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


                                             ARTHUR ANDERSEN LLP

          New Orleans, Louisiana
          July 21, 1998 (except with
            respect to Note 2, as to which
            the date is August 3, 1998)

          Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations.


          OVERVIEW

              McMoRan Oil & Gas Co. (MOXY) is engaged in the exploration, development and production of oil and natural gas. MOXY and its predecessors have conducted exploration, development and production operations offshore in the Gulf of Mexico and onshore in the Gulf Coast region and other areas for more than 25 years, which has provided MOXY an extensive geological and geophysical data base and significant technical and operational expertise. MOXY expects to continue to concentrate its efforts in this selected geographic area where its management team has significant exploration experience.

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

          OPERATIONAL ACTIVITIES

               Recent operational activities are as follows:

          . MOXY's net  daily production at the  Vermilion Block 160  field unit averaged approximately 12 million cubic feet (Mmcf) of gas and 306 barrels of oil per day during the second quarter of 1998. MOXY has a 25.5 percent net revenue interest, subject to an approximate 2.6 percent net profits interest, in the Vermilion 160 field unit. The Vermilion Block 160 field unit is located in approximately 100 feet of water, 42 miles offshore Louisiana.

          . A substructure was installed in late June 1998, and the fabrication of a deck with processing facilities continue for the Vermilion Block 160 #4 sidetrack development well, located outside the currently producing Vermilion Block 160 field unit. The processing facilities are being designed to handle up to 60 Mmcf/day in order to accommodate production from both the Vermilion Block 160 #4 sidetrack well and the Vermilion Block 159 #3 exploratory well (discussed below). Production from these wells are anticipated to commence by early 1999 at a combined gross rate of approximately 40 equivalent Mmcf/day. MOXY has a 58 percent net revenue interest in the #4 sidetrack well, subject to a 12.7 percent net profits interest. The Vermilion Block 160 #4 sidetrack well is located in approximately 100 feet of water, 42 miles offshore Lousiana.

          . MOXY's net daily production at the Vermilion Block 410 field averaged 15 Mmcf of gas during the second quarter of 1998. MOXY has a 28.4 percent net revenue interest in the Vermilion Block 410 field which includes portions of multiple blocks totaling 11,015 acres and is located in approximately 360 feet of water, 115 miles offshore Louisiana.

          . Development  of  West  Cameron  Block  616  is  proceeding   as
            scheduled. The offshore production platform, with facilities designed for 75 Mmcf/day, is scheduled for installation in early August 1998, with initial production anticipated in November 1998, at a gross rate of approximately 70 Mmcf/day from five well completions. MOXY, the operator, has a 50 percent working interest and an approximate 38 percent net revenue interest in West Cameron Block 616, which covers 5,000 acres located in approximately 300 feet of water, 130 miles offshore Louisiana.

          . MOXY announced  in April  1998 that  the Brazos  Block A-19  #2 well encountered hydrocarbons in a separate reservoir compartment within the larger Picaroon Field area. The field extension was defined by a 3-D seismic survey. Platform and facility design work has begun with production expected in the second half of 1999. The operator continues to evaluate the field to determine the need for additional drilling. The #2 well was drilled to a total depth of 18,790 feet. MOXY has a
            16.8 percent working interest and a 13.3 percent net revenue interest in the field. Additionally, MOXY has a 48 percent working interest in the adjacent Brazos Block A-26. The two blocks cover 11,520 acres located in approximately 135 feet of water, 35 miles offshore Texas.

          . In April  1998, drilling commenced on  the Vermilion Block  159
            #3 exploratory well. In May 1998, MOXY announced that the well had encountered 80 true vertical feet of net hydrocarbon pay in two sands logged between 13,566 feet and 13,870 feet. MOXY, as operator, set protective pipe and continued drilling to test additional objectives. The deeper drilling resulted in discoveries of an additional 93 true vertical feet of net hydrocarbon pay in three sands logged between 13,982 feet and 14,702 feet, bringing the well total to 173 true vertical feet of net hydrocarbon pay in five sands. A substructure, deck and test facility are planned to be installed to allow initial production to commence by early 1999. Production will be processed at the Vermilion Block 160 #4 sidetrack facility, as discussed above. MOXY has a 48 percent working interest and a
            33.8 percent net revenue interest in the Vermilion Block 159 #3 area, encompassing 3,438 acres located in approximately 90 feet of water, 42 miles offshore Louisiana.

          . In April  1998, MOXY's West  Cameron Block  617 #1  exploratory well encountered approximately 306 true vertical feet of net gas pay in eight sands logged above 7,919 feet true vertical depth. The West Cameron Block 617 #2 exploratory well commenced drilling in April 1998 to test an adjacent fault block. The well was drilled to a measured depth of 9,670 feet and was plugged and abandoned. Related costs of approximately $0.7 million were charged to income in the second-quarter. Evaluation of the field continues. MOXY has a 24 percent working interest and a 19.2 percent net revenue interest in West Cameron Block 617, which encompasses 5,000 acres located in approximately 300 feet of water, 130 miles offshore Louisiana.

          . In  May 1998,  the Atchafalaya  Bay  exploratory well  and  the
            Grand Isle Block 54 #1 exploratory well were plugged and abandoned. As a result, charges to income in the second-quarter were $2.4 million and $1.7 million, respectively, for these two wells.

          RESULTS OF OPERATIONS

                                    Second Quarter           Six Months
                                  -------------------   ---------------------
                                    1998a       1997      1998a      1997
                                  ---------   -------   --------- ----------
          Production volumes:
            Gas (Mcf or
            thousand cubic feet)  2,441,200   828,700   5,022,500  1,621,000
            Oil (barrels)            27,900     3,800      62,600      9,400

          Average realizations
            Gas (per Mcf)           $  2.27   $  2.11     $  2.20    $  2.44
            Oil (per barrel)          12.58     19.61       14.52      21.89

            a.  MOXY's  net ownership interest in  Vermilion Block 160 field unit revenues was reduced during the 1998 first quarter as a result of a redetermination of participants' interest in the unit. The 1998 production quantities shown above reflect MOXY's adjusted net revenue interest for the periods. Additionally, six-month 1998 revenues were reduced by $486,000 to reflect reductions to MOXY's share of production volumes recorded prior to 1998 (150,400 mcf of gas and 6,200 barrels of oil). These volume adjustments are not reflected in the table above.

               MOXY's revenues for the second quarter and six months of 1998 increased to $6.0 million and $11.8 million, respectively, compared to revenues of $2.2 million and $5.0 million for the same periods of 1997. The significant increases are primarily because MOXY purchased additional net revenue interests in Vermilion Blocks 160 and 410 (see "Capital Resources and Liquidity" below) and from a substantial increase in production of natural gas and oil over last year's levels at Vermilion Block 160 as a result of three additional wells commencing production during the fourth quarter of 1997. The increases in revenues were partially offset by declining natural gas and oil market prices throughout the first six months of 1998, as well as recording the cumulative adjustment for production prior to 1998 for the redetermination of ownership interest in Vermilion Block 160, which reduced combined revenues from gas and oil by approximately $486,000 during the first quarter of 1998.

               Depreciation and amortization increased to $5.8 million and $11.0 million for the second quarter and six month periods of 1998, from $3.0 million and $4.8 million for the comparable periods of 1997. The increase resulted from the increased production volumes, together with increased depreciable capitalized costs incurred since the 1997 first quarter.

               Production and delivery cost for the second quarter and six months ended June 30, 1998 increased to $0.8 million and $1.8 million from $0.4 million and $0.5 million during the second quarter and six months ended June 30, 1997 largely as a result of the increased production volumes.

              MOXY's exploration expenses fluctuate from period to period based on the level, results and costs of exploratory drilling activity. MOXY charged $4.8 million to expense for exploratory drilling and leasehold costs associated with the Atchafalaya Bay, the Grand Isle Block 54 #1 and the West Cameron Block 617 #2 exploratory wells during the second quarter of 1998, compared with $0.1 million of exploratory drilling and leasehold costs charged to expense in the second quarter of 1997. Exploratory drilling and leasehold expense for the six months ended June 30, 1998 were $9.3 million, primarily from costs associated with three exploratory wells mentioned above and the cost of the West Cameron Block 157 #1 exploratory well charged to expense during the first quarter of 1998, compared to $1.0 million of exploratory drilling and leasehold cost charged to expense for the six months ended June 30, 1997.

               MOXY's interest expense decreased from $0.3 million and $0.7 million for the second quarter and six months of 1997, respectively, to zero for the comparable periods of 1998. The reduction reflects the repayment of the outstanding debt upon completion of a rights offering in November 1997.

               As a result of anticipated future exploration expenditures, MOXY expects to continue to report operating losses for at least the near future.

          CAPITAL RESOURCES AND LIQUIDITY

              Upon completion of the rights offering in November 1997, MOXY realized net proceeds of $92.2 million from the sale of 28.6 million common shares, of which 3.8 million shares were purchased by Phosphate Resource Partners Limited Partnership (PLP) for $13.5 million pursuant to a stand-by agreement. MOXY used these proceeds to retire all its existing debt ($20 million) and to purchase additional interests in the Vermilion Blocks 160 and 410 fields ($24.5 million). The remaining proceeds provided MOXY with a portion of the funding necessary to participate in the multi-year $210 million MOXY Exploration Program. MOXY serves as operator and selects all prospects and drilling opportunities associated with the MOXY Exploration Program. Most of the exploration expenses related to the MOXY Exploration Program will be shared 37.6 percent by MOXY, 56.4 percent by PLP and 6 percent by an individual investor, who is also a director of MOXY. All revenues and other costs are shared 48 percent by MOXY, 47 percent by PLP and 5 percent by the individual investor.

              The MOXY Exploration Program's annual budget imposes a $60 million limitation on exploratory costs. As of June 30, 1998, the MOXY Exploration Program incurred or committed to approximately $60 million of exploratory costs, as a result of numerous drilling opportunities that became available during the period. Accordingly, MOXY has no additional budgeted program funds available for the remainder of 1998, unless it obtains the written consent of the Exploration Program's other participants. MOXY's operational activities during the second half of 1998 will focus primarily on developing its recent discoveries and identifying new exploration prospects for 1999.

              On May 18, 1998, IMC Global Inc. (IGL) and PLP filed suit against four former directors of Freeport-McMoRan Inc. (FTX) and MOXY. The plaintiffs alleged the defendants breached fiduciary duties in the approval by FTX of the MOXY Exploration Program discussed above. The plaintiffs seek unspecified monetary damages and recission or equitable reformation of the program agreement. Currently PLP continues to participate in the MOXY Exploration Program, pursuant to its contractual agreement and is current on payment due on its joint interest billings. For further discussion on this and other litigation matters see Part II, Item 1, "Legal Proceedings."

              Cash provided by operating activities amounted to $18.1 million for the six months ended June 30, 1998 compared to $4.3 million for the comparable period last year. The operating cash flow in 1998 reflects the significant accrued costs incurred with the development of West Cameron Block 616, the exploratory drilling costs associated with the successful wells at Brazos Block A-19, Vermilion Block 159 and the unsuccessful Grand Isle Block 54 well. Additionally, operating cash flow for the six months ending June 30,1998 reflects the collection of outstanding joint interest receivables.

              MOXY incurred $27.9 million of cash exploration and development expenditures during the six months ended June 30, 1998, principally consisting of $15.5 million for capitalized drilling costs primarily for the West Cameron Block 616 #5 development well, the facility costs associated with West Cameron Block 616, platform and facility costs associated with the Vermilion Block 160 #4 sidetrack; $9.3 million in drilling and leasehold costs charged to expense, primarily relating to the Atchafalaya Bay, the Grand Isle 54 #1, West Cameron Block 617 #2 and the West Cameron Block 157 #1 exploratory wells; and $3.1 million of geological and geophysical costs. MOXY has remaining committed exploration and development expenditures of approximately $18.5 million as of June 30, 1998, which are expected to be funded by available cash, cash from operating activities and by bank financing (see discussion below).

              MOXY is currently negotiating a one-year, unsecured $15.0 million bank line of credit. The credit facility would be available for general corporate purposes, and is intended primarily to provide funding for any portion of MOXY's development activities in excess of its available cash generated from operations. Under the terms of the proposed agreement, MOXY would be able to increase the size of the facility to $20 million and extend its term subject to certain conditions, including providing security for the facility. Borrowings under the facility would be subject to a borrowing based to be redetermined semiannually and interest rates would vary based on prevailing rates and the amounts borrowed. MOXY expects to close the facility during the third quarter.

              On August 3, 1998, MOXY and Freeport-McMoRan Sulphur Inc. announced they had signed a definitive agreement to combine their operations (see Note 2). MOXY's merger with FSC is expected to be completed during the fourth quarter of 1998, subject to approval by shareholders of MOXY and FSC and applicable regulatory agencies.

          CAUTIONARY STATEMENT

            Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding plans and objectives of MOXY's management for future operations and MOXY's exploration and development activities. Important factors that may cause actual results to differ materially from MOXY's expectations include drilling results, unanticipated fluctuations in flow rates of producing wells, depletion rates, economic and business conditions, general development risks and hazards and risks inherent with the production of oil and gas, such as fires, natural disasters, blowouts and the encountering of formations with abnormal pressures, changes in laws or regulations and other factors, many of which are beyond the control of MOXY and other factors as described in more detail under the heading "Cautionary Statements" in MOXY's Form 10-K for the year ended December 31, 1997.
                              _________________________

          The results of operations reported and summarized above are not necessarily indicative of future operating results.

                             PART II-OTHER INFORMATION

          Item 1.  Legal Proceedings


          IMC Global Inc. and Phosphate Resource Partners Limited Partnership vs. James R. Moffett, Richard C. Adkerson, B.M. Rankin, Henry A. Kissinger and McMoRan Oil & Gas Co., Civ. Act No. 16387-NC (Del.
          Ch. filed May 18, 1998). On May 18, 1998 IMC Global Inc. (IGL) and Phosphate Resource Partners Limited Partnership (PLP) filed a lawsuit in the Delaware Chancery Court of New Castle County against MOXY, and four former directors of Freeport-McMoRan (FTX), which merged into IGL in December of 1997. The plaintiffs allege that the individual defendants breached fiduciary duties in the approval by FTX of a joint oil and gas exploration program between MOXY and PLP, entered into pursuant to an agreement dated July 14, 1997. At the time of that approval, FTX was the administrative managing general partner of PLP, the individual defendants were directors of FTX, and three of those individuals were directors of MOXY. The suit also alleges that MOXY conspired with the individual defendants and aided and abetted their alleged breach of fiduciary duty. The plaintiffs seek unspecified monetary damages and recision or equitable reformation of the program agreement. MOXY intends to vigorously defend itself and enforce its contract rights. Currently PLP continues to participate in the joint oil and gas exploration program pursuant to its contractual agreements and is current on payments due on its joint interest billings.

          Jacob Gottlieb vs. James R. Moffett,Richard C. Adkerson, B. M. Rankin, Henry A. Kissinger, Phosphate Resource Partners Limited Partnership, McMoRan Oil & Gas Co. and IMC Global Inc., Civ. Act.
          No. 16393  (Del. Ch.  Filed May  19,  1998).   On May  19,  1998,
          plaintiff filed  an action  on behalf  of  a purported  class  of
          plaintiffs  who  own  depository  units  of  Phosphate   Resource
          Partners  Limited  Partnership  (PLP).     The  lawsuit   alleges
          allegations substantially identical to those in the complaint described above, as well as allegations that IMC Global Inc. and Freeport-McMoRan Inc. breached fiduciary duties to PLP and PLP's public unitholders. The plaintiff seeks unspecified monetary damages and other relief. MOXY intends to vigorously defend itself and enforce its contract rights.

Item 4.  Submission of Matters to a Vote of Security Holders


               (a) The Annual Meeting of Stockholders of MOXY was held on May 12, 1998 (the "Annual Meeting"). Proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

               (b) At the Annual Meeting, James R. Moffett and B.M. Rankin, Jr. were elected to serve until the 2001 annual meeting of stockholders. In addition to the directors elected at the Annual Meeting, the terms of the following directors continued after the Annual Meeting: Richard C. Adkerson, Robert A. Day and Gerald J. Ford.

               (c) At the Annual Meeting, holders of shares of MOXY's Common Stock elected two directors with the number of votes cast for or withheld from each nominee as follows:

                        Name          For           Withheld

                  James R. Moffett   40,198,854      202,279
                  B.M. Rankin, Jr.   40,204,061      197,072

          With respect to the election of directors, there were no abstentions or broker non-votes.

               At the Annual Meeting, the stockholders also voted on and approved a proposal to ratify the appointment of Arthur Andersen
          LLP to act  as the independent public accountants to audit   the
          financial statements of MOXY and its subsidiaries for the year 1998. Holders of 40,275,797 shares voted for, holders of 64,364 shares voted against and holders of 60,972 shares abstained from voting on, such proposal. There were no broker non-votes with respect to such proposal.

               At the Annual  Meeting, the stockholders  also voted on  and
          approved    MOXY's  1998  Stock  Option  Plan.    Holders   of
          37,094,261 shares voted for, holders of 3,072,404 shares voted against and holders of 234,468 shares abstained from voting on, such proposal. There were no broker non-votes with respect to such proposal.

          Item 6.   Exhibits and Reports on Form 8-K.

          (a) The exhibits to this report are listed in the Exhibit Index appearing on page E-1 hereof.
          (b) One Current Report on Form 8-K, under Items 5 and 7, was filed by the registrant on May 29, 1998.

                                McMoRan Oil & Gas Co.
                                      SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       McMoRan Oil & Gas Co.

                                       By: /s/ C. Donald Whitmire Jr.
                                           --------------------------
                                           C. Donald Whitmire, Jr.
                                                  Controller
                                            (authorized signatory and
                                            Principal Accounting Officer)

          Date:  August 11, 1998

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

            10.15     McMoRan Oil & Gas Co. 1998 Stock Option
                      Plan.

            15.1      Letter dated July 21,  1998 from Arthur
                      Andersen   LLP    regarding   unaudited
                      interim financial statements.

            27.1      MOXY Financial Data Schedule.

            27.2      Restated Financial Data Schedule.