Form 10-Q
period 1998-09-30
MCMORAN OIL & GAS CO /DE/
filed 1998-11-12
CIK 921941

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the Quarter Ended  September 30, 1998



                       Commission File Number: 0-23870



                             McMoRan Oil & Gas Co.



        Incorporated in Delaware                    72-1266477
                                         (IRS Employer Identification No.)


               1615 Poydras Street, New Orleans, Louisiana 70112


        Registrant's telephone number, including area code:  (504) 582-4000


           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No



        On September 30, 1998, there were issued and outstanding
        42,932,628 shares of the registrant's Common Stock, par value $0.01 per share.





                      McMoRan Oil & Gas Co.
                        TABLE OF CONTENTS

                                                            Page
        Part I.  Financial Information
          Financial Statements:

            Condensed Balance Sheets                          3

            Statements of Operations                          4

            Statements of Cash Flow                           5

            Notes to Financial Statements                     6

          Remarks                                             7

          Report of Independent Public Accountants            8

          Management's Discussion and Analysis
            of Financial Condition and Results of Operations  9

        Part II.  Other Information                          15

        Signature                                            16

        Exhibit Index                                       E-1

                           McMoRan Oil & Gas Co.
                      Part I.  FINANCIAL INFORMATION

Item 1.     Financial Statements.

                           McMoRan OIL & GAS CO.
                     CONDENSED BALANCE SHEETS (Unaudited)

                                           September 30,  December 31,
                                               1998           1997
                                           -----------     ----------
                                                (In Thousands)
ASSETS
Cash and cash equivalents                  $   11,271      $  29,149
Accounts receivable and other                   4,020         14,065
                                           ----------      ---------
  Total current assets                         15,291         43,214
Property, plant and equipment, net             71,807         57,705
Other assets                                    1,165            169
                                           ----------      ---------
Total assets                               $   88,263      $ 101,088
                                           ==========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities   $   10,790      $   9,465
Other long-term liabilities                     1,906            925
Stockholders' equity                           75,567         90,698
                                           ----------      ---------
Total liabilities and stockholders' equity $   88,263      $ 101,088
                                           ==========      =========

The accompanying notes are an integral part of these financial statements.

                             McMoRan OIL & GAS CO.
                     STATEMENTS OF OPERATIONS (Unaudited)


                                    Three Months Ended   Nine Months Ended
                                      September  30,       September 30,
                                    ------------------  ------------------
                                      1998      1997      1998      1997
                                    --------   -------  --------  --------
                                    (In Thousands, Except Per Share Amounts)
Revenues:
Oil and gas sales                    $ 4,147   $ 1,813  $ 15,925  $  6,016
Other                                   -          875      -        1,693
                                     -------   -------  --------  --------
  Total revenues                       4,147     2,688    15,925     7,709
Costs and expenses:
Depreciation and amortization          2,921     1,729    13,891     6,551
Production and delivery costs            719       328     2,530       818
Exploration expenses                   1,577     6,518    13,835    10,790
General and administrative expenses      867       387     3,216     1,565
Gain on sale of oil and gas property    (447)      -        (447)   (2,289)
                                     -------   -------  --------  --------
  Total costs and expenses             5,637     8,962    33,025    17,435
                                     -------   -------  --------  --------
Operating loss                        (1,490)   (6,274)  (17,100)   (9,726)
Interest expense                         -        (359)      -      (1,040)
Other income, net                        388        88     1,120       337
                                     -------   -------  --------  --------
Net loss                             $(1,102)  $(6,545) $(15,980) $(10,429)
                                     =======   =======  ========  ========

Basic and diluted net loss per share  $(0.03)   $(0.46)   $(0.37)   $(0.74)
                                      ======    ======    ======    ======
Basic and diluted average shares
outstanding                           42,913    14,101    42,848    14,063
                                      ======    ======    ======    ======

The accompanying notes are an integral part of these financial statements.

                           McMoRan OIL & GAS CO.
                    STATEMENTS OF CASH FLOW (Unaudited)

                                                 Nine Months Ended
                                                   September 30,
                                               ---------------------
                                                 1998         1997
                                               ---------    --------
                                                   (In Thousands)
Cash flow from operating activities:
Net loss                                       $(15,980)    $(10,429)
Adjustments to reconcile net loss to
net cash provided by
  (used in) operating activities:
  Depreciation and amortization                  13,891        6,551
  Exploration expenses                           13,835       10,790
  Gain on sale of oil and gas property             (447)      (2,289)
  Decrease in working capital                    10,363        5,499
  Other                                             123         (136)
                                               --------     --------
Net cash provided by operating activities        21,785        9,986
                                               --------     --------
Cash flow from investing activities:
Exploration and development expenditures        (39,205)     (17,951)
Proceeds from sale of oil and gas interest          450        2,884
Other                                              (293)         -
                                               --------     --------
Net cash used in investing activities           (39,048)     (15,067)
                                               --------     --------
Cash flow from financing activities:
Proceeds from exercise of stock options             283          -
Proceeds from production loan                       -         10,874
Payments on production loan                         -         (6,161)
Other                                              (898)         -
                                               --------     --------
Net cash provided by (used in)
 financing activities                              (615)       4,713
                                               --------     --------
Net decrease in cash and cash equivalents       (17,878)        (368)
Cash and cash equivalents at beginning of year   29,149	      10,500
                                               --------     --------
Cash and cash equivalents at end of period     $ 11,271     $ 10,132
                                               ========     ========

The accompanying notes are an integral part of these financial statements.

                           McMoRan OIL & GAS CO.
                       NOTES TO FINANCIAL STATEMENTS

1.MERGER WITH FREEPORT-McMoRan SULPHUR INC.
On August 3, 1998, McMoRan Oil & Gas Co. (MOXY) and Freeport-McMoRan Sulphur Inc. (FSC) announced that they had signed a definitive agreement to combine their operations. In the proposed transaction, a new holding company, McMoRan Exploration Co. (MMR), would issue approximately 5.5 million MMR common shares in exchange for all of FSC's common shares and approximately 8.6 million MMR common shares in exchange for all of MOXY's common shares. FSC shareholders would receive 0.625 MMR shares for each common share of FSC outstanding and MOXY shareholders would receive 0.20 MMR shares for each common share of MOXY outstanding. Immediately following the transaction, MMR would have approximately 14.1 million common shares outstanding that would be owned approximately 61 percent by MOXY's existing common shareholders and approximately 39 percent by FSC's existing common shareholders. MMR's Board of Directors and executive management will include current members of the Board of Directors and executive management of both MOXY and FSC. The transaction would be tax-free with respect to both MOXY and FSC shareholders and will be reported on the basis of purchase accounting, reflecting MOXY as the acquiring entity. The completion of the transaction is subject to approval by MOXY and FSC shareholders of record on October 2, 1998 at special shareholder meetings scheduled for November 17, 1998.

2.  CREDIT FACILITY
In August 1998, MOXY entered into a one-year, unsecured, variable rate $15.0 million line of credit. The credit facility is for general corporate purposes, and is intended primarily to provide funding for any portion of MOXY's development activities in excess of its available cash generated from operations. Under the terms of the credit facility MOXY is able to increase the size of the facility to $20 million and extend the term for two additional years subject to certain conditions, including providing security for the
facility.    Borrowings  under  the facility are subject to a borrowing base redetermined semiannually. No amounts were outstanding under this facility as of September 30, 1998.

3.   EARNINGS PER SHARE
MOXY adopted Statement of Financial Accounting Standards (SFAS) 128 "Earnings Per Share" in the fourth quarter of 1997 and has restated prior periods earnings per share (EPS) data as required by SFAS 128. Basic net loss per share of common stock was calculated by dividing net loss applicable to common stock by the weighted-average number of common shares outstanding during the period. MOXY had outstanding options representing approximately 626,000 and 302,000 shares of common stock during the third quarter of 1998 and 1997, respectively, and 852,000 and 160,000 shares of common stock during the nine-month periods ended September 30, 1998 and 1997, respectively, that otherwise would have been includable in the calculation of diluted earnings per share but were excluded as anti-dilutive considering the losses incurred during the periods presented.

    Outstanding options to purchase approximately 2,374,000 and 975,000 shares of common stock at average exercise prices of $3.83 and $4.58 for the third quarter of 1998 and 1997, respectively, and outstanding options to purchase 331,000 and 1,080,000 shares of common stock at an average exercise prices of $4.93 and $4.51 for the nine months ended September 30, 1998 and 1997, respectively, were not included in the computation of diluted EPS because their exercise prices were greater than the average market price for the periods presented.

4.  NEW ACCOUNTING STANDARDS
In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activity," which establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133 is effective for fiscal years beginning after June 15, 1999 with earlier adoption permitted.
 MOXY currently has no derivatives, so that adoption of SFAS 133 would not have any impact on MOXY's earnings or financial position.

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

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of McMoRan Oil & Gas Co.:

We have reviewed the accompanying condensed balance sheet of McMoRan Oil & Gas Co. (a Delaware Corporation) as of September 30, 1998, and the related statements of operations for the three and nine-month periods ended
September 30, 1998 and 1997 and the statements of cash flow for the nine-month periods ended September 30, 1998 and 1997. These financial statements are the responsibility of the company's management.

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

New Orleans, Louisiana
 October 20, 1998

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

RESERVE ADDITIONS

MOXY's additions to proved oil and natural gas reserves for the first half of 1998 totaled 22.7 billion cubic feet of natural gas equivalents (BCFE), bringing its estimated proved reserves to approximately 60.3 BCFE at June 30, 1998, net of production, an increase of approximately 40 percent from proved reserves of 43.0 BCFE at December 31, 1997. The June 30, 1998 proved reserves of 60.3 BCFE consisted of approximately 57 billion cubic feet of gas (BCF) and approximately 0.5 million barrels of oil, using a ratio of 6 thousand cubic feet of natural gas (MCF) being equivalent to 1 barrel of oil based on an approximate energy content equivalency. These additions were primarily attributable to successful exploration drilling at Brazos Block A-19, Vermilion Block 159 and West Cameron Block 617.

OPERATIONAL ACTIVITIES

     Recent operational activities are as follows:

 . MOXY's  net  daily production  at  the  Vermilion Block  160  field  unit averaged 8 million cubic feet (MMCF) of gas and 201 barrels of condensate per day during the third quarter of 1998. Two wells in the Vermilion Block 160 field unit will be re-completed during the fourth quarter of 1998, which when completed are expected to increase current production levels from the field. MOXY has a 25.5 percent net revenue interest, subject to an approximate 2.6 percent net profits interest, in
  the Vermilion Block 160 field unit.   The Vermilion Block 160 field  unit
  is  located  in  approximately 100  feet  of  water,  42  miles  offshore
  Louisiana.

 . MOXY's net daily production at the Vermilion Block 410 field averaged  12
  MMCF of gas  during the third quarter of 1998.   MOXY has a 28.4  percent
  net revenue interest in the Vermilion 410 field which includes portions of multiple blocks totaling 11,015 acres and is located in approximately 360 feet of water, 115 miles offshore Louisiana.

 . At  West  Cameron  Block  616  an  offshore  production  platform,   with
  facilities designed to process 75 MMCF per day, was installed in August, with production expected to begin in January 1999 at a gross rate of approximately 70 MMCF per day from five well completions. Completion
  work is  currently in  progress.   MOXY, as  operator, has  a 50  percent
  working interest  and an approximate 38  percent net revenue interest  in
  West   Cameron  Block   616,  which   covers  5,000   acres  located   in
  approximately 300 feet of water, 130 miles offshore Louisiana.

 . The fabrication  of a deck with  processing facilities for the  Vermilion
  Block 160 #4 sidetrack development well is nearing completion, with installation scheduled in the fourth quarter. The processing facilities were designed to process 60 MMCF per day in order to accommodate production from both the Vermilion Block 159 #3 well and the Vermilion Block 160 #4 sidetrack well. The pipelines connecting the wells are substantially complete and production from both wells is anticipated to commence in early 1999 at a combined gross rate of approximately 40 MMCF equivalent per day. MOXY, as operator, has a 58 percent net revenue interest in the Vermilion Block 160 #4 sidetrack well, subject to an
  approximate 12.7  percent net profits interest.   Vermilion Block 160  is
  located in approximately 100 feet of water, 42 miles offshore  Louisiana.
   MOXY, as operator, has a 48 percent working interest and a 33.8 percent net revenue interest in the Vermilion Block 159 #3 area, encompassing 3,438 acres located in approximately 90 feet of water, 42 miles offshore Louisiana.

 . MOXY and its partners were high  bidder on the Brazos Block A-9 lease  at the Western Gulf of Mexico lease sale held in August 1998. Brazos Block A-9 is adjacent to and directly northeast of MOXY's Brazos Block A-19 property, which encountered commercial hydrocarbons in April 1998 and is
  scheduled for development in 1999.   If MOXY is awarded the A-9 lease  it
  will have a 16.8 percent working interest and a 13.3 percent net revenue interest in the block. MOXY has a 16.8 percent working interest and a
  13.3 percent net revenue interest in Brazos Block A-19, and a 24 percent working interest and 19.3 percent net revenue interest in the adjacent
  Brazos  Block A-26.    These three  blocks  cover 17,280  acres  and  are
  located in approximately 135 feet of water, 35 miles offshore Texas.

 . MOXY  sold  its  interest  in  West  Cameron  Block  519  for   $450,000,
  recognizing a gain of approximately the same amount in July 1998.

RESULTS OF OPERATIONS

                                         Third Quarter         Nine Months
                                      -------------------  --------------------
                                         1998       1997     1998 a      1997
                                      ---------   -------  ---------  ---------
Production:
     Gas (thousand cubic feet,or MCF) 1,843,700   750,300  6,866,300  2,371,300
     Oil (barrels)                       19,000     2,800     81,600     12,200
Average realization:
     Gas (per MCF)                       $ 2.06    $ 2.33     $ 2.17     $ 2.40
     Oil (per barrel)                     13.05     19.30      14.17      21.29


  a. MOXY's net ownership interest in Vermilion Block 160 field unit revenues was reduced during the 1998 first quarter as a result of a redetermination of participants' interest in the unit. The 1998 production quantities shown above reflect MOXY's adjusted net revenue interest for the periods. Additionally, nine-month 1998 revenues were reduced by $486,000 to reflect reductions in MOXY's share of production volumes recorded prior to 1998 (150,400 mcf of gas and 6,200 barrels of oil). These volume adjustments are not reflected in the table above.

     MOXY's revenues for the third quarter and nine months ended September 30, 1998 increased to $4.1 million and $15.9 million, respectively, compared to revenues of $2.7 million and $7.7 million for the same periods of 1997. The significant increases are primarily from MOXY's purchase of additional net revenue interests in Vermilion Blocks 160 and 410 (see "Capital Resources and Liquidity" below) and from a substantial increase in production of natural gas and oil over last year's levels at Vermilion Block 160 as a result of three additional wells commencing production during the fourth quarter of 1997. The increases in revenues were partially offset by lower natural gas and oil market prices throughout the first nine months of 1998, as well as recording a cumulative adjustment for production prior to 1998 for the redetermination of ownership interest in Vermilion Block 160, which reduced combined revenues from gas and oil by approximately $486,000 during the first quarter of 1998. Production during the third quarter of 1998 was adversely affected by temporary production shut-ins caused by tropical storms and Hurricane Georges in the Gulf of Mexico and by natural depletion of some wells.

     Depreciation and amortization increased to $2.9 million and $13.9 million for the third quarter and nine month periods of 1998, respectively, from $1.7 million and $6.6 million for the comparable periods of 1997. The increase resulted from the increased production volumes, together with increased depreciable capitalized costs incurred since the 1997 first quarter. This increase was partially offset by a decrease in depreciation and amortization rates during the third quarter of 1998 to reflect the additional proved reserves (see "Reserve Additions") estimated as of June 30, 1998, which resulted in an approximate $1.1 million benefit during the third quarter.

     Production and delivery cost for the third quarter and nine months ended September 30, 1998 increased to $0.7 million and $2.5 million, respectively, from $0.3 million and $0.8 million during the third quarter and nine months ended September 30, 1997, respectively, largely as a result of the increased production volumes.

    MOXY's exploration expenses fluctuate from period to period based on the level, results and costs of exploratory drilling. MOXY did not participate in any exploratory drilling during the third quarter of 1998 because of limited funds available to it under the terms of the MOXY Exploration Program (see "Capital Resources and Liquidity"). Exploratory drilling and leasehold expense for the nine months ended September 30, 1998 were approximately $9.5 million, primarily from costs associated with the Atchafalaya Bay, Grand Isle Block 54 #1, West Cameron Block 617 #2, and West Cameron Block 157 #1 unsuccessful exploratory wells, compared to $2.1 million for the comparable nine month period last year.

    General and administrative expense increased to $0.9 million and $3.2 million for the third quarter and nine months ended September 30, 1998, respectively, compared to $0.4 million and $1.6 million for the comparable 1997 period. The increases are primarily due to the allocation of actual general and administrative expenses to MOXY for certain administrative expenses provided by an affiliated services company, FM Services Company, which were charged at a fixed annual amount of $1.0 million prior to 1998.

    MOXY's interest expense decreased from $0.4 million and $1.0 million for the third quarter and nine months ended September 30, 1997, respectively, to zero for the comparable periods of 1998. The reduction reflects the repayment of the outstanding debt upon completion of a rights offering in November 1997.

     As a result of anticipated future exploration expenditures, MOXY expects to continue to report operating losses for at least the near future.

CAPITAL RESOURCES AND LIQUIDITY

Upon completion of a rights offering in November 1997, MOXY realized net proceeds of $92.2 million from the sale of 28.6 million common shares, of which 3.8 million shares were purchased by Phosphate Resource Partners Limited Partnership (PLP) for $13.5 million pursuant to a stand-by agreement. MOXY used these proceeds to retire all its existing debt ($20 million) and to purchase additional interests in the Vermilion Blocks 160 and 410 fields ($24.5 million). The remaining proceeds provided MOXY with a portion of the funding necessary to participate in the multi-year $210 million MOXY Exploration Program. MOXY serves as operator and selects all prospects and drilling opportunities associated with the MOXY Exploration Program. Most of the exploration expenses related to the MOXY Exploration Program will be shared 37.6 percent by MOXY, 56.4 percent by PLP and 6 percent by an individual investor, who is also a director of MOXY. All revenues and other costs are shared 48 percent by MOXY, 47 percent by PLP and 5 percent by the individual investor.

    Cash provided by operating activities amounted to $21.8 million for the nine months ended September 30, 1998 compared to $10.0 million for the comparable period last year. Increased operating cash flow in 1998 reflects the increase in oil and gas revenues generated by MOXY's producing properties and significant collections of outstanding joint interest receivables.

    Cash  used  in  investing  activities  during  the  nine  months  ended
September 30, 1998 was $39.0 million compared to $15.1 million for the comparable period last year. MOXY incurred $39.2 million of cash exploration and development expenditures during the nine months ended September 30, 1998, principally consisting of $26.2 million for capitalized drilling costs primarily for the West Cameron Block 616 #5 development well, facility costs associated with West Cameron Block 616, platform and facility costs associated with the Vermilion Block 160 #4 sidetrack and Vermilion Block 159 #3 wells and costs associated with the successful exploratory wells at Brazos Block A-19 and the West Cameron Block 617 #1 well; $9.5 million in drilling and leasehold costs charged to expense, primarily relating to the Atchafalaya Bay, the Grand Isle Block 54 #1, West Cameron Block 617 #2 and the West Cameron Block 157 #1 unsuccessful exploratory wells; and $3.5 million of geological and geophysical costs. Investing activities also included the proceeds from MOXY's sale of its interest in West Cameron Block 519 of $450,000. MOXY has committed development expenditures of approximately $10.6 million, net of pipeline construction cost reimbursements of approximately $0.7 million, budgeted for implementation during the fourth quarter of 1998. In addition, MOXY as of September 30, 1998 has committed exploration and development expenditures for 1999 of approximately $3.0 million. These expenditures are expected to be funded by available cash, cash from operating activities and by bank financing (see discussion below).

    In August 1998, MOXY  entered into a one-year, unsecured variable  rate
$15.0 million line of credit (see Note 2).   Under the terms of the  credit
facility MOXY is able to increase the size of the facility to $20 million and extend the term for two additional years subject to certain conditions, including providing security for the facility. There were no amounts outstanding under this facility as of October 20, 1998.

    On August 3, 1998, MOXY and Freeport-McMoRan Sulphur Inc. (FSC) announced they had signed a definitive agreement to combine their operations (see Note 1). The completion of the merger transaction is subject to approval by MOXY and FSC shareholders of record on October 2, 1998 at special shareholder meetings scheduled for November 17, 1998.

    The MOXY Exploration Program's Agreement provides that, without the consent of the participants, exploration expenditures will be scheduled so that expenditures will not likely exceed $60 million for any 12 month period on a cumulative basis. As of June 30, 1998, the MOXY Exploration Program committed to approximately $60 million of exploratory costs for 1998, as a result of numerous drilling opportunities that became available during the period. As a result, MOXY's operational activities during the second half of 1998 have focused and will continue to focus primarily on developing its recent discoveries and identifying new exploration prospects for 1999.

    On May 18, 1998, IMC Global Inc. (IGL) and PLP filed suit against four former directors of Freeport-McMoRan Inc. (FTX) and MOXY. The plaintiffs alleged the defendants breached fiduciary duties in the approval by FTX of the MOXY Exploration Program discussed above. The plaintiffs seek unspecified monetary damages and recission or equitable reformation of the program agreement. Currently PLP continues to participate in the MOXY Exploration Program, pursuant to its contractual agreement and is current on payments due on its joint interest billings. For further discussion on this and other litigation matters see Part II, Item 1, "Legal Proceedings."

IMPACT OF YEAR 2000 COMPLIANCE

The Year 2000 ("Y2K") issue is the result of computerized systems being written to store and process the year portion of dates using two digits rather than four. Date-aware systems, (i.e., any system or component that performs calculations, comparisons, sequencing, or other operations involving dates) may fail or produce erroneous results on or before January 1, 2000 because the year 2000 will be interpreted as the year 1900.

MOXY's State of Readiness

MOXY has been pursuing a strategy to ensure all of its significant computer systems will be able to process dates from and after January 1, 2000,
including  leap  years,  without  mission-critical  system  failure   (Y2K
Compliance or Y2K Compliant). Computerized systems are integral to the operations of MOXY, particularly for various engineering systems used for exploration, reserve, production and modeling functions. Certain computerized business systems and related services are provided by FM Services Company (FMS), which is responsible for ensuring Y2K Compliance for the systems it manages. FMS has separately prepared a plan for its Y2K Compliance. Progress of the Y2K plan is being monitored by MOXY executive management and reported to the Audit Committee of the MOXY Board of Directors. In addition, the independent accounting firm functioning as MOXY's internal auditors is assisting management in monitoring the progress of the Y2K plan. MOXY believes all critical components of the plan are on schedule for completion by the end of the second quarter of 1999.

The majority of computerized date-sensitive hardware and software components used by MOXY or FMS are covered by maintenance contracts with the vendors who originally implemented them. All of these vendors have already been contacted regarding Y2K Compliance of their products. Where necessary, software modifications to ensure compliance will be provided by the appropriate vendors under their maintenance contracts.

Information Technology (IT) Systems - The bulk of MOXY oil and gas specific processing is provided through third party software licensed by MOXY. The Y2K Compliant version of this software is being tested by MOXY and scheduled for implementation in the fourth quarter of 1998. The remaining business processing is provided by FMS. Third party software is used for general accounting and accounts payable. FMS will install a Y2K Compliant version of this same software in the fourth quarter of 1998 for an affiliated entity, allowing any installation issues to be identified and rectified prior to installation of this system at MOXY in the second quarter of 1999. FMS also provides payroll and cash disbursements processing for MOXY . FMS has implemented the Y2K version of the payroll interface software and will conduct Y2K Compliance testing of third party-provided payroll services in early 1999. FMS will also conduct Y2K testing of the interfaces to its primary bank and bank-provided computerized disbursement services in early 1999 after the bank has completed its internal Y2K Compliance work.

Non-IT Systems - Systems used for exploration, reserve, production and modeling functions are integral to the operations of MOXY. The major provider of these systems has indicated that Y2K Compliant versions of its software will be available in the second quarter of 1999. MOXY is participating in an oil and gas industry Y2K consortium to jointly help ensure compliance of its products. MOXY also utilizes process control systems in the operation of its offshore facilities. MOXY has engaged an engineering firm to complete an assessment of the compliance of these systems in the fourth quarter of 1998.

Third Party Risks - MOXY also has initiated an assessment of Y2K external risk that may arise from the failure of critical suppliers and customers to become Y2K Compliant. As is the case with most oil and gas exploration companies, MOXY relies extensively on third party contractors for a significant portion of its operating functions. An assessment of third-party risk is underway and scheduled for completion in the fourth quarter of 1998.


The Costs to Address MOXY's Y2K Issues

Expenditures for the necessary software modifications required during 1998 and 1999 will largely be funded by routine software and hardware maintenance fees paid by MOXY or FMS to the related software providers. Based on current information, MOXY estimates that the cost of Y2K Compliance will not be material and will be provided for through its normal operating and capital budgets. If the software modifications and conversions referred to above are not made, or are delayed, the Y2K issue could have a material impact on MOXY's operations. Additionally, current estimates are based on management's best assessment, which was derived using numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. There can be no assurance that these estimates will be achieved, and actual results could differ materially from these plans. There also can be no assurance that the systems of other companies will be converted on a timely basis or that failure to convert will not have a material adverse effect on MOXY.

The Risks of MOXY's Y2K Issues

Based on preliminary risk assessment work conducted thus far, MOXY believes the most likely Y2K-related failures would probably be temporary disruption in certain materials and services provided by third parties, which would not be expected to have a material adverse effect on MOXY's financial condition or results of operations. A more definitive assessment of this risk will be available at the conclusion of the Risk Assessment phase of the Y2K project, which is scheduled for completion in the fourth quarter of 1998.


The Company's Contingency Plans

Companies, including MOXY, cannot make Y2K Compliance certifications because the ability of any organization systems to operate reliably after midnight on December 31, 1999 is dependent upon factors that may be outside the control of, or unknown to, the organization. For example, in Securities Exchange Commission (SEC) Staff Legal Bulletin No. 5, the SEC opined that "it is not, and will not, be possible for any single entity or collective enterprise to represent that it has achieved complete Year 2000 compliance and thus to guarantee its remediation efforts. The problem is simply too complex for such a claim to have legitimacy. Efforts to solve

Year 2000 problems are best described as `risk mitigation'."

  Although MOXY believes the likelihood of any or all of the above risks occurring to be low, specific contingency plans to address certain risk areas will be developed, if needed, beginning in the first quarter of 1999. While there can be no assurance that MOXY will not be materially adversely affected by Y2K problems, it is committed to ensuring that it is fully Y2K ready and believes its plans adequately address the above-mentioned risks.

CAUTIONARY STATEMENT

  Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding plans and objectives of MOXY's management for future operations and MOXY's exploration and development activities. Important factors that may cause actual results to differ materially from MOXY's expectations include drilling results, unanticipated fluctuations in flow rates of producing wells, depletion rates, economic and business conditions, Y2K Compliance, general development risks and hazards and risks inherent with the production of oil and gas, such as fires, natural disasters, blowouts and the encountering of formations with abnormal pressures, changes in laws or regulations and other factors, many of which are beyond the control of MOXY and other factors as described in more detail under the heading "Cautionary Statements" in MOXY's Form 10-K for the year ended December 31, 1997.

                      ________________________

The results of operations reported and summarized above are not necessarily indicative of future operating results.

                        PART II--OTHER INFORMATION

Item 1.  Legal Proceedings


IMC Global Inc. and Phosphate Resource Partners Limited Partnership vs. James R. Moffett, Richard C. Adkerson, B. M. Rankin, Henry A. Kissinger and McMoRan Oil & Gas Co., Civ. Act. No. 16387-NC (Del. Ch. filed May 18,
1998). On May 18, 1998 IMC Global Inc. (IGL) and Phosphate Resource Partners Limited Partnership (PLP) filed a lawsuit in the Delaware Court of Chancery of New Castle County against MOXY, and four former directors of Freeport-McMoRan Inc. (FTX), which merged into IGL in December of 1997. The plaintiffs allege that the individual defendants breached fiduciary duties in the approval by FTX of a the exploration program between MOXY and PLP, entered into pursuant to an agreement dated July 14, 1997. The suit also alleges that MOXY conspired with the individual defendants and aided and abetted their alleged breach of fiduciary duties. The plaintiffs seek unspecified monetary damages and recision or equitable reformation of the program agreement. MOXY believes that the suit is without merit and intends to vigorously defend itself and enforce its contract rights. Currently PLP continues to participate in the exploration program pursuant to its contractual agreements and is current on payments due on its joint interest billings.

Jacob Gottlieb vs. James R. Moffett, Richard C. Adkerson, B. M. Rankin, Henry A. Kissinger, Phosphate Resource Partners Limited Partnership, McMoRan Oil & Gas Co. and IMC Global Inc., Civ. Act. No. 16393 (Del. Ch. Filed May 19, 1998). On May 19, 1998, plaintiff filed an action on behalf of a purported class of plaintiffs who own depository units of PLP. The plaintiff makes substantially similar allegations to those set forth in the IGL complaint described above. The plaintiff also alleges that IGL and FTX breached fiduciary duties to PLP and PLP's public unitholders. The plaintiff seeks unspecified monetary damages and other relief. MOXY intends to vigorously defend itself and enforce its contract rights.

Daniel W. Krasner vs James R. Moffett; Rene L. Latiolais; C. Donald Whitmire,Jr. ; J. Terrell Brown; Thomas D. Clark, Jr.; B.M. Rankin, Jr.; Richard C. Adkerson; Robert M.Wohleber; Freeport-McMoRan Sulphur Inc. and McMoRan Oil & Gas Co., Civ. Act. No. 16729-NC (Del. Ch. Filed Oct. 22, 1998). On October 22, 1998, one Freeport-McMoRan Sulphur Inc. (FSC) stockholder filed a purported class action lawsuit in Delaware alleging that FSC's directors breached their fiduciary duty to FSC stockholders by signing the agreement to merge with MOXY. The plaintiff contends that the merger transaction is structured to give preference to MOXY stockholders and fails to recognize the true value
of FSC.   The plaintiff claims  that the directors failed to take certain actions that were necessary to obtain the true value of FSC such as auctioning the company to the highest bidder or evaluating FSC's worth as a merger candidate. The plaintiff also claims that MOXY knowingly aided and abetted the breaches of fiduciary duty committed by the other defendants. The plaintiff seeks injunctive relief and monetary damages. MOXY intends to vigorously defend this action.

Item 6.   Exhibits and Reports on Form 8-K.


(a) The exhibits to this report are listed in the Exhibit Index appearing on page E-1 hereof.
(b) Two Current Reports on Form 8-K, reporting information under Item 5, were filed by the registrant for the period covered by this Quarterly Report on Form 10-Q. One report was dated August 3, 1998 and the other was dated September 1, 1998.

                           McMoRan Oil & Gas Co.
                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   McMoRan Oil & Gas Co.

                                   By: /s/ C. Donald Whitmire, Jr.
                                      ----------------------------
                                         C. Donald Whitmire, Jr.
                                                Controller
                                       (authorized signatory and
                                      Principal Accounting Officer)

Date:  November 12, 1998

                                    McMoRan Oil & Gas Co.
                                       EXHIBIT INDEX

          Exhibit Number

              3.1     Amended  and  Restated  Certificate  of
                      Incorporation   of    the   Company.
                      Incorporated  by  reference to  Exhibit
                      3.1 to the Company's  Annual Report for
                      the  year ended  December  31, 1994  on
                      Form 10-K (the 1994 10-K).

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

              4.3 Amendment No. 1 dated July 14, 1997 to the Rights Agreement dated as of May 19, 1994 between McMoRan Oil & Gas Co. and Mellon Securities Trust Company, as
                      Rights   Agent.       Incorporated   by
                      reference  to   Exhibit  10.7   to  the
                      Company's  Current Report  on  Form 8-K
                      dated as  of July  14, 1997  (the July
                      14, 1997 8-K).

              4.4 Amendment No. 2 dated August 1, 1998 to the Rights Agreement dated as of May 19, 1994 between McMoRan Oil & Gas Co. and Mellon Securities Trust Company, as Rights Agent.


              4.5 Amendment No. 3 dated August 26, 1998 to the Rights Agreement dated as of May 19, 1994 between McMoRan Oil & Gas Co. and Mellon Securities Trust Company, as Rights Agent.

             10.1 Master Agreement dated July 14, 1997 between McMoRan Oil & Gas Co. and Freeport-McMoRan Resource Partners,
                      Limited    Partnership,    now    named
                      Phosphate  Resource   Partners  Limited
                      Partnership (PLP).    Incorporated by
                      reference to  Exhibit 10.1 to  the July
                      14, 1997 8-K.

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

            Exhibit Number

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

             10.8     Exploration Agreement effective July 1,
                      1996,   between   MOXY    and   PLP.
                      Incorporated   by   reference  to   the
                      Company's Quarterly Report on Form 10-Q
                      for the quarter ending June 30, 1996.

             10.9     Credit Agreement dated August 19, 1998
                      among the Company as borrower,and the
                      Chase Bank of Texas N.A., as agent.

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

            10.15     McMoRan Oil & Gas Co. 1998 Stock Option
                      Plan.

            15.1      Letter  dated  October  20,  1998  from
                      Arthur Andersen LLP regarding unaudited
                      interim financial statements.

            27.1      MOXY Financial Data Schedule.